Form 10-Q
period 2007-09-30
PC UNIVERSE INC
filed 2007-11-14
CIK 1124802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________

FORM 10-Q

______________

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

□

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM___________TO__________

PC Universe, Inc.

(Exact name of Registrant as specified in its Charter)

______________

Nevada	65-0620172
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

504 NW 77th Street

Boca Raton, Florida 33487

(Address of Principal Executive Offices) (Zip Code)

(561) 953-0390

Registrant’s telephone number, including area code:

______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The number of shares of the registrant's Common Stock outstanding as of November 14, 2007 was 36,435,646.

PC UNIVERSE, INC.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets

PC Universe, Inc.

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,437,456	$926,199
Accounts receivable
(net of allowance for doubtful accounts of $50,000 and $0 respectively)	2,046,331	3,612,634
Due from officers	—	15,035
Employee advances	3,115	7,958
Other receivables	54,350	20,271
Inventory	607,961	706,543
Prepaid expenses and deposits	120,423	90,231
Deferred income taxes	201,932	6,403
Total current assets	4,471,568	5,385,274
FIXED ASSETS
Property and equipment	1,148,523	757,426
Less: Accumulated depreciation	(550,643)	(367,387)
Total fixed assets	597,880	390,039
Total assets	$5,069,448	$5,775,313

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$77,423	$588,796
Accounts payable	925,194	1,907,224
Line of credit	1,143,245	2,538,990
Accrued expenses	285,913	134,931
Deferred revenue	42,003	—
Customer deposits	274,704	188,228
Total current liabilities	2,748,482	5,358,169
LONG-TERM DEBT
Long-term debt	97,836	66,068
DEFERRED INCOME TAXES	27,101	52,710
Total liabilities	2,873,419	5,476,947
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.001 per share, 20,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $.001 per share, 200,000,000 shares authorized, issued and outstanding 38,462,480 and 33,612,950 respectively	38,462	33,613
Additional paid-in capital	2,357,551	200,387
Retained earnings	(199,984)	64,366
Total stockholders’ equity	2,196,029	298,366
Total liabilities and stockholders’ equity	$5,069,448	$5,775,313

Statements of Operations Three and Nine months ended September 30, 2007 and 2006

PC Universe, Inc.

STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales and services	$8,249,275	$6,315,474	$25,795,081	$18,461,129

Cost of sales and services	7,163,483	5,362,966	22,445,641	15,764,318

Gross profit	1,085,792	952,508	3,349,440	2,696,811

Selling and advertising expenses	483,604	436,011	1,627,241	1,308,496
Provision for doubtful accounts	50,000	—	50,000	—
General and administrative expenses	796,174	438,009	2,145,830	1,272,380

Income (loss) from operations	(243,986)	78,488	(473,631)	115,935

Other income (expenses)
Interest expense	(8,737)	(29,148)	(45,268)	(73,278)
Miscellaneous income	16,768	214	34,286	12,395

Total other income (expenses)	8,031	(28,934)	(10,982)	(60,883)

(Provision) benefit for income taxes
Current	—	(9,292)	—	(9,313)
Deferred	128,887	(51,483)	220,261	(51,483)

Total (provision) benefit for income taxes	128,887	(60,775)	220,261	(60,796)

NET LOSS	$(107,068)	$(11,221)	$(264,352)	$(5,744)

Weighted average - number of common shares outstanding
Basic	38,462,480	33,442,841	36,674,116	31,380,490

Diluted	40,129,980	33,442,841	36,674,116	31,380,490

Net income (loss) per common share
Basic	$(0.00)	$0.00	$(0.01)	$0.00

Diluted	$(0.00)	$0.00	$(0.01)	$0.00

PC Universe, Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2007

(unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2007	—	$—	33,612,950	$33,613	$200,387	$64,366	$298,366
Shares issued
Sale of stock	—	—	3,393,334	3,393	2,541,607	—	2,545,000
Stock issued for services	—	—	1,405,000	1,405	(345,176)	—	(343,771)
Private placement and registration costs	—	—	—	—	(81,196)	—	(81,196)
Shares for accrued interest	—	—	51,196	51	41,929	—	41,980
Net Income (loss)	—	—	—	—	—	(264,352)	(264,352)

Balance, September 30, 2007			38,462,480	38,462	2,357,551	(199,984)	2,196,029

PC Universe, Inc.

STATEMENT OF CASH FLOWS

Nine months ended September 30, 2007 and 2006

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(264,352)	$(5,744)
Adjustments to reconcile net loss to net cash provided by operating activities

Depreciation	183,256	37,855
Allowance for doubtful accounts	50,000	—
Deferred income taxes	(221,138)	60,796
Interest	(69,283)	24,769
(Increase) decrease in operating assets
Accounts receivable	1,516,305	453,184
Employee advances	4,843	2,688
Other receivables	(34,079)	(19,939)
Inventory	98,582	(411,903)
Prepaid expenses and deposits	(30,192)	(623)
Increase in operating liabilities
Accounts payable	(982,030)	(63,370)
Accrued expenses	150,982	38,526
Deferred Revenues	42,003	—
Customer deposits	86,476	103,427

Total adjustments	795,725	225,410

Net cash provided by operating activities	531,373	219,666

Cash flows from investing activities
Purchases of fixed assets	(391,097)	(149,667)
Advances to officers, net	15,035	3,437

Net cash (used in) investing activities	(376,062)	(146,230)

Cash flows from financing activities
Issuance of common stock	2,162,013	81,039
Proceeds from long-term debt	121,805	—
Principal payments on long-term debt	(532,127)	54,760
Proceeds (payments) on line of credit, net	(1,395,745)	(106,588)

Net cash provided by (used in) financing activities	355,946	29,211

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
	511,257	102,647

Cash and cash equivalents, beginning	926,199	395,589

Cash and cash equivalents, ending	$1,437,456	$498,236

Supplemental disclosure of cash flow information:
Cash paid for interest	$41,779	$48,508

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

NOTE 1 - NATURE OF OPERATIONS

PC Universe, Inc. (formerly known as The Poker TV Network, Inc.) was formed under the laws of the State of Nevada and in June 2006, merged with PC Universe, Inc. (the old Company) (PCU), a Florida corporation. The corporation is a direct marketer of multi-brand computers and related technology and services primarily through the Internet throughout the United States.

On June 1, 2006, PCU, entered into an agreement with The Poker TV Network, Inc. (TPTVN), a publicly traded company, to acquire all the outstanding common stock in PCU (reverse merger); the transaction was completed on June 29, 2006. In the reverse merger each share of the 200 issued and outstanding shares of common stock of PCU were converted into the right to receive 449,300 shares of TPTVN common stock. As a result of the reverse merger, the former shareholders of PCU received approximately 89.87% ownership of TPTVN. For accounting purposes, pursuant to Financial Statement of Accounting Standards (SFAS) No. 141, “Business Combinations”, the acquisition has been accounted for as a recapitalization of PCU with PCU as the acquirer (reverse acquisition). A reverse acquisition occurs if a company, other than the legal acquirer, is deemed to be the “accounting acquirer” in a business combination effected by the issuance of voting securities. In this regard, PCU is considered the accounting acquirer and TPTVN is considered the accounting target.

Subsequent to the reverse merger, TPTVN changed its name to PC Universe, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The condensed financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for the complete financial statements. We suggest that you read these interim financial statements in conjunction with the annual financial statements as of December 31, 2006 contained in the Company’s registration statement on Form 10 filed September 11, 2007. In the opinion of management, the condensed financial statements for the periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 2007.

Stock Based Compensation

Following the guidance prescribed in SAB 107, on January 1, 2006, the Company adopted FAS 123(R) using the modified prospective method, and accordingly, the Company has not restated the results of income from prior interim periods and fiscal years. Under FAS 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest.

The Company’s 2007 Stock Incentive Plan provides for the grant of options, restricted stock and other stock-based compensation to its employees, consultants and advisors. Options granted under the plan typically vest over time, usually ratably over four years from the date of grant. Typically, an option granted under the plan expires ten years after it is granted. The plan provides for the granting of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-statutory options.

Upon adoption of FAS 123(R), the Company recognized stock-based compensation expense associated with awards granted after January 1, 2006, and the unvested portion of previously granted awards that remain outstanding as of January 1, 2006. For the quarter ended September 30, 2007, the Company recognized stock-based compensation expense of $0.

Consistent with the valuation method for the disclosure-only provisions of FAS 123(R), the Company is using the Black-Scholes model to value the stock-based compensation expense associated with FAS 123(R). In addition, the Company estimates forfeitures when recognizing stock-based compensation expense, and will adjust the estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense to be recognized in future periods.

In estimating the grant date fair value calculations the expected stock price volatility rates were based on historical volatilities of the Company’s common stock and since the Company does not pay dividends, the expected dividend yield used was 0%. The risk-free interest rates were based on the U.S. Treasury yield curve in effect at the times of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. For the quarter ended September 30, 2007, the average expected life was determined using the simplified approach under SAB 107.

Basic and Diluted Net Loss per Share

The Company computes net income (loss) applicable to common shares in accordance with FAS 128, Earning Per Share. Under the provision of FAS 128, basic net income (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss in each of the periods presented, basic and diluted net income (loss) available per share are the same.

Income Taxes

On January 1, 1997, the Company, with the consent of its stockholders, elected to be taxed under the provisions of “Subchapter S” of the Internal Revenue Code of 1986. Generally, under those provisions, the Company does not pay corporate income taxes on its taxable income; instead, the stockholders must report their respective share of the Company’s taxable income or loss on their personal individual income tax returns.

The election was terminated in June 2006, due to the reverse merger with TPTVN.

The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted.

Upon termination of the S-corp. election, the Company recognized deferred tax assets and liabilities consisting of book value and tax value basis differences in property and equipment, allowance for doubtful accounts and other assets.

The provision for income taxes includes the benefit or detriment from deferred taxes due to differences for income and expense recognized in different periods for financial statement and income tax purposes. The temporary differences include depreciation, deferred gain, allowance for doubtful accounts and inventory adjustments required under Internal Revenue Code Section 263A.

Current:
Federal	$—
State	—

Total current	—

Deferred	(221,137)

Provision for income taxes	$(221,137)

A reconciliation of the tax provision of the Company at the US statutory rate to the provision for income taxes as reported is as follows:

	Amount	Rate

Statutory federal income tax	$(164,767)	34.00%

State income taxes net of federal benefit	(17,591)	3.63%

Permanent differences	(38,779)	8.00%

Total	$(221,137)	45.63%

The tax effect of temporary differences that give rise to the net deferred income tax liability at September 30, 2007 is presented below:

Deferred Tax assets:
Inventory	$758
Allowance for doubtful accounts	18,815
Net operating loss carry forward	182,359

Less: valuation allowance	—

Deferred tax assets	201,932

Deferred Tax Liabilities:
Other	(5,254)
Depreciation and amortization	(21,847)

Deferred tax liabilities	(27,101)

Net Deferred Tax Asset	$174,841

NOTE 3 - SUBSEQUENT EVENTS

On November 1, 2007, the Company terminated its line of credit with GE Capital Solutions and replaced it with a $4,000,000 line of credit with IBM Credit, LLC.

On November 6, 2007, the Board of Directors approved a repurchase of 2,046,334 restricted shares of the Company’s common stock from a significant shareholder for an aggregate purchase price of $150,000.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the operating results of PC Universe, Inc. (the “Company”, “we” and “our”) for the three and nine months ended September 30, 2007 and 2006, respectively, and the financial condition of the Company at September 30, 2007. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as the Company’s financial statements for the year ended December 31, 2006 filed on Form 10 on September 11, 2007.

Forward-Looking Statements

Statements included in this Quarterly Report filed on Form 10-Q that do not relate to present or historical conditions are “forward-looking statements.” Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.  Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) exposure to inventory obsolescence due to the rapid technological changes occurring in the personal computer industry, (iv) the effects of adverse general economic conditions, both within the United States and globally, and (v) other factors described under “Risk Factors” contained in the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on September 11, 2007.

Forward-looking statements speak only as of the date the statements are made. The Company assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If the Company updates one or more forward-looking statements, no inference should be drawn that it will make additional updates with respect thereto or with respect to other forward-looking statements.

Overview

We are a direct marketing reseller of technology hardware, software and services. We procure and fulfill IT solutions for the small and medium business (SMB) market, enterprise customers (greater than 1,000 computer users) and the public sector (educational institutions and state and local governments).

Our net sales consist primarily of sales of computer hardware, software, peripherals and accessories, as well as revenue associated with freight billed to our customers, net of product returns. Gross profit consists of net sales less product, freight costs, serviceperson expenses and revenue sharing fees. Selling and advertising expenses include salesperson expenses, advertising and marketing expenses. General and administrative expenses include administrative expenses, depreciation, rent and general overhead expenses. Other expense represents interest expense, net of non-operating income.

We reach our customers through an integrated marketing and merchandising strategy designed to attract and retain customers. This strategy involves a relationship-based selling model executed through inbound and outbound account executives, customized web stores for corporate customers through PCU on-line, a state of the art Internet portal at www.PCUniverse.com, dedicated e-marketing and direct marketing materials.

We utilize our purchasing and inventory management capabilities to support our primary business objective of providing name-brand products at competitive prices. We offer more than 250,000 hardware, software, peripheral and accessory products and services for users of Windows-based and Mac platform computers from more than 700 manufacturers.

The management team regularly reviews our performance using a variety of financial and non-financial metrics, including, but not limited to, net sales, gross margin, cooperative advertising reimbursements, advertising expenses, personnel costs, productivity per sales team member, accounts receivable aging, inventory aging, liquidity and cash resources. Management compares the various metrics against goals and budgets and takes appropriate action to enhance our performance. At September 30, 2006, we had 41 team members in our consolidated operations, eight of whom were sales account executives. The majority of our team members work at our corporate headquarters in Boca Raton, Florida.

We review material trends and uncertainties regarding our industry and the overall economy.  Management of the Company believes that we have less than 0.3% of market share and while a recession may hurt the overall industry, we may not be effected as we hire quality sales representatives and invest in the business.

Our short term challenges include moving from a net loss to net income.  We plan on returning to profitability in 2008 with the additional hiring of sales account executives where we can leverage our existing infrastructure.  We continue to invest in our web, Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) infrastructure with our web properties consistently being enhanced, our ERP is scheduled for a major replacement in 2009 and we are replacing our CRM package in 2008. There can be no assurances that the Company will reach profitability as planned during 2008.

With the additional sales executives we believe we can surpass our competition on the basis of personalized service, helping our customers achieve their technology needs while navigating the complex levels of products within the marketplace.  Additionally, the Company consistently reviews its financial statements for cost savings and ways to improve margin.  Our long term challenges include adequate financing to grow the Company to over $100 million in revenues; we believe this level of revenues is needed to achieve and provide consistent net income to the Company.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, and requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and revisions to estimates are included in the results from the period in which the actual amounts become known.

We believe that following critical accounting policies affect our more significant judgments and estimates used in our preparation of our financial statements, and therefore should be read in conjunction with our summary of significant accounting policies contained in our registration statement on Form 10 filed with the Securities and Exchange Commission on September 11, 2007. Our critical accounting policies are as follows:

Revenue Recognition

We recognize revenue on product sales when persuasive evidence of an arrangement exists, delivery has occurred, prices are fixed and determinable, and ability to collect is probable. We consider the point of delivery of the product to be when the risks and rewards of ownership have transferred to the customer.

The majority of our net sales relate to physical products. These sales are recognized on a gross basis with the selling price to the customer recorded as net sale and the acquisition cost of the product recorded as cost of sales. We offer limited return rights on our product sales. At the point of sale, we provide for an allowance for revenue. Pursuant to EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” when we set prices, have inventory risk and have credit risk, revenues are recorded as gross. Third-party extended warranties, third-party software maintenance products and third-party services sold by us (for which we are not the primary obligor) are recognized gross in revenues and cost of sales when we set prices and have inventory risk and credit risk. If any of those criteria are not present, revenue and cost of sales are recorded net. When the sale is recorded, we have no further obligations to fulfill. We recognize revenue only when all criteria of Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition” have been met.

We defer revenue for the TechPoints program, a customer loyalty program. TechPoints must be redeemed to be converted to an award of a particular product on our web sites. TechPoints cannot be redeemed for cash but may be used as a discount off a customer’s future purchase. Currently, TechPoints expire one year after issuance, but the expiration period is subject to change.  We use EITF 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future.”  During 2005 and 2006, these amounts were not material.  On September 30, 2007, we had $42,000 in deferred revenue and view this as our maximum exposure.  We do not have a reasonable estimate for how many TechPoints are redeemed and have put no valuation allowance on the deferred revenue.  In the future, we may have an estimated valuation allowance which will allow us to reduce our deferred revenue balance.

Additionally, we offer limited return rights within 30 days on our product sales. We have demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience. If actual credits were to deviate significantly from our estimates, our results of operations could be adversely affected. We had no allowances of sales returns, net of cost at September 30, 2007 and December 31, 2006, respectively.

Valuation of Current Assets, Allowance for Doubtful Accounts and Estimation of Market Inventory Obsolescence

We use significant judgment and estimates in the preparation of our financial statements that affect the carrying value of our assets and liabilities. On an on-going basis, we evaluate our estimates.

We maintain an allowance for doubtful accounts based on estimates of future collect-ability of our accounts receivable. We regularly analyze our accounts receivable in evaluating the adequacy of the allowance for doubtful accounts. In determining the necessary allowance for doubtful accounts receivable, we analyze our historical bad debt experience, the creditworthiness of our customers and the aging of our accounts receivable.  Our allowance was $50,000 on September 30, 2007 and $0 on December 31, 2006. The amounts of accounts receivable that ultimately become uncollectible could vary materially from our estimates.

We maintain a valuation allowance for potentially uncollectible amounts due from our vendors that arise from product returns, standard vendor price protection programs, cooperative advertisement reimbursements and vendor rebate programs. Amounts received from vendors may vary from amounts recorded based on the difference between the current market price of a product returned and its acquisition price, the denial of price protection, cooperative reimbursement, or vendor rebates due to noncompliance with specific attributes of the vendor programs. We regularly review our vendor receivables and provide a valuation allowance based on historical collections and the comparison of amounts recorded versus subsequently received.

We record inventory at lower of FIFO cost or market. We estimate the amount of unmarketable inventory based on the difference between the cost of the inventory and the market value, which is based on assumptions of market demand, current market conditions, most recent actual sales prices, and age and condition of products.

Valuation of Fixed Assets

We review our long-lived assets, which include property and equipment and intangibles, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable.  If our analysis indicates that a possible impairment exists, based on our estimate of undiscounted future cash flows, we are required to estimate the fair value of the asset.  An impairment charge is recorded for the excess of the asset carrying value over its fair value, if any.  The fair value is determined either by a third party appraisal or estimated discounted future cash flows.   At September 30, 2007, our review resulted in no additional depreciation or amortization expense.

Accounting for Income Taxes

We are required to estimate income taxes in states in which we are registered and/or have a physical presence. This process involves estimating actual tax exposure while assessing temporary differences resulting in differing treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We considered future taxable income in assessing the need for a valuation allowance against our deferred tax assets. We believe that all net deferred tax assets shown on our balance sheet as of September 30, 2007 and December 31, 2006 are more likely than not to be realized in the future and no valuation allowance is necessary. In the event that actual results differ from those estimates or that those estimates are adjusted in future periods, we may need to record a valuation allowance, which would reduce deferred tax assets and the results of operations in the period the change is made.

Results of Operations

The following table sets forth, for the periods indicated selected items from our Statements of Operations, expressed as a percentage of net sales and services.

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Systems	22.8%	28.7%	22.6%	26.7%
Output Devices	17.4%	15.3%	17.4%	15.9%
Networking	13.1%	7.6%	9.6%	8.9%
Storage Devices	6.5%	9.2%	7.5%	8.7%
Software	2.2%	4.4%	2.8%	4.6%
Input Devices	4.8%	5.4%	3.9%	3.8%
Memory	6.4%	3.8%	6.5%	3.9%
Video	3.9%	3.5%	2.0%	2.8%
Other	22.9%	22.1%	27.7%	24.7%
Total	100.0%	100.0%	100.0%	100.0%

Comparison of Three Months Ended September 30, 2007 and 2006

Net Sales and Services. Net sales and services increased 30.6% to $8.2 million for the three months ended September 30, 2007 compared to $6.3 million for the first three months ended September 30, 2006 due to an increase in the volume of goods being sold. Of this amount, account executive assisted sales increased 12.2% to $4.7 million in the three months ended September 30, 2007 from $4.2 million in the three months ended September 30, 2006. Internet revenue increased 65.3% to $3.6 million for the three months ended September 30, 2007 from $2.1 million in the three months ended September 30, 2006. The increase in Internet revenue was primarily due to the addition of Amazon.com as a revenue sharing partner.  The Company is a featured merchant in Amazon.com’s marketplace, where the Company is a fulfillment center for products purchased.

Gross Profit. As a result of increases in net sales and services, our gross profits increased to $1.1 million for the three months ended September 30, 2007 compared to $1.0 million for the three months ended September 30, 2006. Gross profit as a percentage of net sales decreased to 13.2% for the three months ended September 30, 2007, compared to 15.1% for the three months ended September 30 2006. The change is due to a decrease in the gross profit earned on total net sales as compared to 2006. Gross profit margins as a percent of sales will continue to vary due to changes in vendor programs, product and customer mix, pricing strategies and economic conditions. Our use of our line of credit to fund the expansion of accounts receivable and inventory resulted in interest expense of $3,000 and $11,000 for the periods ended September 30, 2007 and 2006, respectively. The interest rate of our working capital lines is tied to the prime rate. The effects of increases in the prime rate during 2007 were offset by a reduction in our usage of the working capital line of credit compared to 2006.

Selling and Advertising Expense. Selling and advertising expenses increased to $484,000 for the three months ended September 30, 2007 from $436,000 for the three months ended September 30, 2006, and decreased as a percentage of net sales to 5.9% for the three months ended September 30, 2007 compared to 6.9% for the three months ended September 30, 2006. The increase in selling and advertising expenses was due to increased employee costs resulting from additional marketing personnel.

General and Administrative Expenses. General and administrative expenses increased to $796,000 for the three months ended September 30, 2007 from $438,000 for the three months ended September 30, 2006, and increased as a percentage of net sales to  9.7% for the three months ended September 30, 2007 compared to 6.9% for the three months ended September 30, 2006. The increase in general and administrative expenses was due to an increase in professional fees and personnel costs needed for reporting public company compliance and depreciation expense.

Interest Expense. Interest expense was $9,000 for the three months ended September 30, 2007, compared to $29,000 for the three months ended September 30, in 2006. The interest expense decrease was due to the repayment of the outstanding $500,000 note payable during the second and third quarters and capital leases.

Other Income. Other income was $17,000 for the three months ended September 30, 2007, compared to nil for the three months ended September 30, 2006, which consisted primarily of interest earned on funds we deposited at a commercial bank.

Income Tax Provision. The income tax provision (benefit) for the three months ended September 30, 2007 was a gain of $129,000, compared to tax provision (expense) of $61,000 for the three months ended September 30, 2006. The effective tax rates expressed as a percent of income were negative 1.6% and 1.0% for the three months ended September 30, 2007 and 2006, respectively. The tax benefits associated with our net operating losses (NOLs) are recognized to the extent that we are expected to recognize taxable income. Our NOLs are subject to annual limitations.

Net Income (Loss). Net loss for the three months ended September 30, 2007 was $107,000, or $0.00 per diluted share, as compared to net loss of $11,000, or $0.00 per diluted share, for the three months ended September 30, 2006.

Comparison of Nine Months Ended September 30, 2007 and 2006

Net Sales and Services. Net sales and services increased 39.7% to $25.8 million for the nine months ended September 30, 2007 compared to $18.5 million for the nine months ended September 30, 2006 due to an increase in the volume of goods being sold. Of this amount, account executive assisted sales increased 16.6% to $15.2 million in the nine months ended September 30, 2007 from $13.0 million in the nine months ended September 30, 2006. Internet revenue increased 51.4% to $10.6 million for the nine months ended September 30, 2007 from $5.5 million in the nine months ended September 30, 2006. The increase in Internet revenue was primarily due to the addition of Amazon.com as a revenue sharing partner.  The Company is a featured merchant in Amazon.com’s marketplace, where the Company is a fulfillment center for products purchased.

Gross Profit. As a result of increases in net sales and services, our gross profits increased to $3.3 million for the nine months ended September 30, 2007 compared to $2.7 million for the nine months ended September 30, 2006. Gross profit as a percentage of net sales decreased to 13.0% for the nine months ended September 30, 2007, compared to 14.6% for the nine months ended September 30 2006. The change is due to a decrease in the gross profit earned on total net sales as compared to 2006. Gross profit margins as a percent of sales will continue to vary due to changes in vendor programs, product and customer mix, pricing strategies and economic conditions. Our use of our line of credit to fund the expansion of accounts receivable and inventory resulted in interest expense of $14,000 and $29,000 for the periods ended September 30, 2007 and 2006, respectively. The interest rate of our working capital lines is tied to the prime rate. The effects of increases in the prime rate during 2007 were offset by a reduction in our usage of the working capital line of credit compared to 2006.

Selling and Advertising Expense. Selling and advertising expenses increased to $1.6 million for the nine months ended September 30, 2007 from $1.3 million for the nine months ended September 30, 2006, and decreased as a percentage of net sales to 6.3% for the nine months ended September 30, 2007 compared to 7.1% for the nine months ended September 30, 2006. The increase in selling and advertising expenses was due to increased employee costs resulting from additional personnel.

General and Administrative Expenses. General and administrative expenses increased to $2.1 million for the nine months ended September 30, 2007 from $1.3 million for the nine months ended September 30, 2006, and increased as a percentage of net sales to 8.3% for the nine months ended September 30, 2007 compared to 6.9% for the nine months ended September 30, 2006. The increase in general and administrative expenses was due to an increase in professional fees and personnel expenses needed to prepare us for public company reporting and compliance.

Interest Expense. Interest expense was $45,000 for the nine months ended September 30, 2007, compared to $73,000 for the nine months ended September 30, in 2006. The interest expense decrease was due to the repayment of the outstanding $500,000 note payable during the second and third quarters and capital leases.

Other Income. Other income was $34,000 for the nine months ended September 30, 2007, compared to $12,000 for the nine months ended September 30, 2006, which consisted primarily of interest earned on funds we deposited at a commercial bank.

Income Tax Provision. The income tax provision (benefit) for the nine months ended September 30, 2007 was a gain of $220,000, compared to a tax provisional (expense) of $61,000 for the nine months ended September 30, 2006. The effective tax rates expressed as a percent of income were negative 0.9% and 0.3% for the nine months ended September 30, 2007 and 2006, respectively. The tax benefits associated with our net operating losses (NOLs) are recognized to the extent that we are expected to recognize taxable income. Our NOLs are subject to annual limitations.

Net Income (Loss). Net loss for the nine months ended September 30, 2007 was $264,000, or $0.01 per diluted share, as compared to a net loss of $6,000, or $0.00 per diluted share, for the nine months ended September 30, 2006.

Inflation

We do not believe that inflation has had a material impact on our results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

Liquidity at September 30, 2007 consisted of $1,437,000 in cash and cash equivalents and $408,000 in available borrowings, for a total of $1,845,000, compared to a total of $1,771,000 at December 31, 2006. Our total assets were $5.1 million at September 30, 2007, of which $4.5 million were current assets. As of September 30, 2007, we had working capital of $1.7 million compared to working capital of approximately $27,000 at December 31, 2006. The increase in working capital from December 31, 2006 was primarily a result of proceeds from private placements that we completed April 2007 through June 2007 with accredited investors, as well as repayment of our outstanding $500,000 note payable which reduced our current liabilities.

Approximately 39% of our sales are processed on open account terms offered to our customers, which increased our accounts receivable balance. To finance these sales, we leverage our secured line of credit for timing differences in cash inflows and cash outflows to invest in the growth of our business. The secured line of credit is utilized from time to time to invest in capital purchases, to purchase inventory for general stock as well as for certain customers, and to take full advantage of available early pay discounts.

We have a secured line of credit of up to $4,000,000 with IBM Credit, LLC. The credit facility is collateralized by accounts receivable and inventory, and it can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions. This credit facility has an annual automatic renewal which occurs on November 1 of each fiscal year. Either party can terminate this agreement with 60-days’ written notice prior to the renewal date. The working capital and inventory advances bear interest at a rate of the prime rate. Our line of credit is defined by quick turnover, large amounts under the flooring facility and short maturities. All amounts owed under our line of credit are due on demand. Inventory advances do not bear interest if paid within terms, usually 50 days from the advance date. The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions and merger and consolidation of the Company. At September 30, 2007, our borrowing was with GE Capital Solutions and the total amount available for future borrowing was $1,550,000 at an interest rate in effect at that time of 9.25%.  Our current interest rate with IBM Credit, LLC is 7.5%.

We measure liquidity as the sum of total cash and unused borrowing availability, and we use this measurement as an indicator or how much access to cash we have to either grow the business through investment in our business, acquisitions, capital expenses or to contend the adversity such as unforeseen operating losses potentially caused by reduced demand for our products and services, loss of a large customer, material uncollectible accounts receivable, or material inventory write-downs, as examples.  At September 30, 2007 our liquidity was $1,845,000.

During the past 3 years, we have experienced net income and net loss periods.  This inconsistency provides fluctuations in operating cash flows that are not correlated with any certainty.  We have had net income, operating cash flows were negative and in years of net loss, we have experienced positive operating cash flows.  It is possible to have these fluctuations in the future.

Capital expenditures in the nine months ended September 30, 2007 totaled $391,000.  This includes improvements to our web properties, computer and software purchases, leasehold improvements, vehicles and improvements to our information technology systems.  For the fiscal year ended December 31, 2007, we anticipate capital expenditures of $500,000 for improvements to our web properties, computer and software purchases including a new CRM software package, leasehold improvements and improvements to our information technology systems.  For the fiscal year ended December 31, 2008, we anticipate $500,000 for improvements to our web properties, computer and software purchases including a new Enterprise Resource Planning (ERP) software package, leasehold improvements and improvements to our information technology systems.  No firm commitments have been made for 2008 and maybe adjusted due to business condition at the time.

We believe that our existing available cash and cash equivalents, operating cash flow, and existing credit facilities will be sufficient to satisfy our operating cash needs for at least the next 12 months at our current level of business. However, if our working capital or other capital requirements are greater than currently anticipated, we could be required to seek additional funds through sales of equity, debt or convertible securities, or through increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to us and our stockholders.

Cash Flows

Operating activities:  Net cash flow from operating activities totaled a positive $531,000 during the first nine months of 2007.  This was primarily driven by a pay-down of our accounts receivable balance due to improved collections of customers on credit terms.

Net cash flow from operating activities totaled a positive $226,000 during the first nine months of 2006.  This was primarily driven by an increase in days sales outstanding due to poor collections and an increase in customer deposits prior to a sale.

Investing Activities.  Net cash used in investing activities totaled $376,000 in the nine months ended September 30, 2007 and $146,000 in the nine months ended September 30, 2006.  Cash was used for the capital expenditures and expenditures are higher due to increased investment in web properties, computer and software programs and improvements to our information technology systems.  We intend to continue to upgrade our internal information systems as a means to increase operational efficiencies.

Financing activities.  Net cash provided by financing activities totaled a positive $356,000 in the nine months ended June 30, 2007 increased due to the private placements of equity financing, reduced for principal payments on the note payable and payments on our line of credit.  In the first nine months of 2006, net cash provided by financing activities was $29,000, respectively and was due to a private placement in August 2006.

Contractual Obligations

The following table summarizes our contractual payment obligations and commitments as of September 30, 2007 (Numbers in thousands):

	Total	2007	2008	2009	Thereafter

(a)	$645	$39	$156	$160	$290
(b)	$115	$23	$59	$29	$4
(c)	$1,143	$1,143	$0	$0	$0

———————

(a)

Represents our commitment under operating leases associated with the lease contract at our Boca Raton, Florida headquarters, which is leased from a third party.

(b)

Represents our commitment under capital leases associated with contracts that expire at various times. These leases were used to finance the cost of fixed assets.

(c)

Represents our commitment under the line of credit with GE Capital Solutions.  This line of credit was terminated November 1, 2007 and replaced with a $4,000,000 line of credit with IBM Credit, LLC.

New Accounting Pronouncements.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not and instrument is carried at fair value, SFAS 157 is effective for our fiscal year ending December 31, 2008. We are currently evaluating the impact of adopting SFAS 157.

In September 2006, the SEC released Staff Accounting Bulletin 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statements errors using both an income statement and cumulative balance sheet approach. SAB 108 is effective for fiscal years beginning after November 15, 2006, and we have adopted the new requirements effective January 1, 2007. We do not believe that the adoption of SAB 108 will have a significant effect on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes; an Interpretation of FASB Statement No 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. FIN 48 has been adopted by us effective January 1, 2007. We do not believe that the adoption of Interpretation 48 will have a significant effect on our financial statements.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Amounts collected from members, which under common trade practices are referred to as sales taxes, are and have been recorded on a net basis. We have no intention of modifying this account policy. Therefore, the adoption of EITF 06-03 will not have any effect on our financial statements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are subject to the risk of fluctuating interest rates in the normal course of business, as a result of our short-term borrowing and investment activities, which generally bear interest at variable rates. We invest cash balances in excess of operating requirements in short-term securities such as certificates of deposit, generally with maturities of seven days or less. In addition, our credit agreement provides for borrowings which bear interest at the prime rate. We had interest-bearing borrowings outstanding in the amount of $0.00 at a rate of 9.25% pursuant to our GE credit agreement as of September 30, 2007. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its co-principal executive officers and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the co-principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated, recorded, processed, summarized, and communicated to the Company’s management, including its co-principal executive officers and principal financial officer, to allow timely decisions regarding the required disclosure, and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in the internal control over financial reporting (“Internal Control”) during the quarter covered by this report that have materially affected or which are reasonably likely to materially affect Internal Control.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company is not yet required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Company will be required to comply with Section 404 for the first time, and will be required to provide a management report on internal control over financial reporting, in connection with the Company’s Annual Report on Form 10-K for the year ending December 31, 2007. While we are not yet required to comply with Section 404 for this reporting period, we are preparing for future compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

During March 2007, we received notice from the Occupational Safety and Health Administration (“OSHA”) of the U.S. Department of Labor that a complaint had been filed against us by our former financial controller following his termination by us. The former employee alleged that the termination of his employment was an illegal retaliatory action pursuant to the provisions of Section 806 of the Sarbanes-Oxley Act of 2002. On October 2, 2007, we received written indication from OSHA that OSHA is terminating the matter at the investigative stage. The former employee has the right to appeal the decision.

On August 16, 2007, we filed an action against three of our former employees and a Florida corporation established by such employees in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida for certain claims including breach of contract, breach of fiduciary duty, misappropriation, tortuous interference with business relationships, civil conspiracy and violations of the Florida Uniform Trade Secrets Act and also requested a permanent injunction enjoining the employees from their continued alleged wrongful conduct. We asserted in the complaint that certain former employees conspired to resign from the Company and then began to directly compete with us in the same territories and for the same customers by incorporating, selling products and recruiting employees for a direct competitor of ours. On September 6, 2007, the defendants filed a counterclaim against us alleging that we breached the employment contracts of two of the defendants and tortuously interfered with certain of the defendants’ business relationships. We intend to vigorously defend against the counterclaims. Management is unable to determine the outcome of the lawsuit at this time, or estimate the probability of prevailing in connection with the request for an injunction or on the merits of these claims.

We are involved in other litigation from time to time in the ordinary course of our business. We believe the ultimate resolution of these matters will not have a material effect on our financial position or results of operations or cash flows.

Item 1A.

Risk Factors

There have been no material changes from the risk factors set forth in the Company’s registration statement on Form 10 filed with the Securities and Exchange Commission on September 11, 2007.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During September 2007, in consideration for their appointments to the board of directors and future services to be provided as directors, the Company granted to each of the directors Victor Grillo, Randall Paulfus and Dean Rosenbach, 25,000 non-qualified stock options under the Company’s 2007 Stock Incentive Plan (“Plan”) to purchase shares of common stock at a price of $0.375 per share which options vest in five equal annual installments beginning on September 13, 2008. The directors are deemed to be accredited investors pursuant to the definition of such term in Rule 501 of Regulation D under the Securities Act.

During September 2007, in consideration for their appointments as executive officers of the Company and future services to be provided as officers, the Company granted to each of Michael Labinski and Deborah Kania, 300,000 incentive stock options under the Plan to purchase shares of common stock at a price of $0.375 per share which options vest in five equal annual installments beginning on September 13, 2008. The executive officers are deemed to be accredited investors pursuant to the definition of such term in Rule 501 of Regulation D under the Securities Act.

During September 2007, in consideration of services provided and future services to be provided to the Company, the Company issued to 13 employees an aggregate of 392,500 incentive stock options under the Plan to purchase shares of common stock at a price of $0.375 per share which options vest in five equal annual installments beginning on September 13, 2008. The employees of the Company have each been given an opportunity to discuss the investment with members of the Company’s management and have access to information regarding the Company.

During September 2007, in consideration of services provided and future services to be provided to the Company, the Company issued to 3 employees an aggregate of 600,000 incentive stock options under the Plan to purchase shares of common stock at a price of $0.375 per share which options vest in forty percent on September 13, 2008 with the remaining portion vesting in four equal annual installments beginning on September 13, 2009. The employees of the Company have each been given an opportunity to discuss the investment with members of the Company’s management and have access to information regarding the Company.

In October 2007, in consideration for attendance at meetings of the board of directors, the Company issued 6,000 shares of common stock to each of the Company’s directors Victor Grillo and Dean Rosenbach. The directors are deemed to be accredited investors pursuant to the definition of such term in Rule 501 of Regulation D under the Securities Act.

The above issuances of securities were exempt from registration under the Securities Act in reliance upon Rule 701 and/or Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. No underwriters or brokers were employed in the transactions. The securities will be deemed restricted securities for purposes of the Securities Act. A legend was placed on the option agreements representing the options and stock certificates providing that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Item 3.

Defaults upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Securityholders.

At our 2007 Annual Meeting of Stockholders held on September 12, 2007, the stockholders:

•

elected Thomas Livia and Gary Stern as Class II directors of the Company to hold office until the 2009 Annual Meeting (subject to the election and qualification of their successors and to their earlier resignation, removal or death):

		Votes Withheld
	Votes For	or Opposed
Thomas Livia	30,536,000	1
Gary Stern	30,535,970	31

•

elected Victor Grillo, Randy Paulfus and Dean Rosenbach as Class I directors of the Company to hold office until the 2008 Annual Meeting (subject to the election and qualification of their successors and to their earlier resignation, removal or death):

		Votes Withheld
	Votes For	or Opposed
Victor Grillo	30,536,000	1
Randy Paulfus	30,536,000	1
Dean Rosenbach	30,536,000	1

•

approved our  2007 Stock Incentive Plan which reserves 4,000,000 shares of common stock:

Votes For	Votes Against	Votes Abstaining
30,535,689	311	1

Item 5.

Other Information.

None

Item 6.

Exhibits

The following exhibits are filed as part of this report.

Exhibit No.	Description
31.1	Co-Principal Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.2	Co-Principal Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.3	Principal Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
32	Co-Principal Executive Officers and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC UNIVERSE, INC.

Date: November 14, 2007
	By:	/s/ GARY STERN
Gary Stern, Chairman and Co-Principal Executive Officer

Date: November 14, 2007
	By:	/s/ THOMAS M LIVIA
Thomas M Livia, President and Co-Principal Executive Officer

Date: November 14, 2007
	By:	/s/ MICHAEL LABINSKI
Michael Labinski, Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Co-Principal Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.2	Co-Principal Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.3	Principal Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
32	Co-Principal Executive Officers and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.