Form 10-Q/A
period 2007-09-30
PC UNIVERSE INC
filed 2008-01-03
CIK 1124802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________

FORM 10-Q/A

(AMENDMENT NO. 1)

______________

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐

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

PC UNIVERSE, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Balance Sheets September 30, 2007 and December 31, 2006	3

	Statements of Operations Three and Nine months ended September 30, 2007 and 2006	4

	Statements of Shareholders’ Equity Nine months ended September 30, 2007	5

	Statements of Cash Flows Nine months ended September 30, 2007 and 2006	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

Exhibit Index

	Ex-31.1 Section 302 Certification of Co-Principal Executive Officer

	Ex-31.2 Section 302 Certification of Co-Principal Executive Officer

	Ex-31.3 Section 302 Certification of Principal Financial Officer

	Ex-32 Section 906 Certification of Co-Principal Executive Officer and Principal Financial Officer

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

PC Universe, Inc.

BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,437,456	$926,199
Accounts receivable
(net of allowance for doubtful accounts of $50,000 and $0 respectively)	2,046,331	3,612,634
Due from officers	—	15,035
Employee advances	3,115	7,958
Other receivables	54,350	20,271
Inventory	607,961	706,543
Prepaid expenses and deposits	120,423	90,231
Deferred income taxes	201,932	6,403
Total current assets	4,471,568	5,385,274
FIXED ASSETS
Property and equipment	1,148,523	757,426
Less: Accumulated depreciation	(550,643)	(367,387)
Total fixed assets	597,880	390,039
Total assets	$5,069,448	$5,775,313

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$77,423	$588,796
Accounts payable	925,194	1,907,224
Line of credit	1,143,245	2,538,990
Accrued expenses	285,913	134,931
Deferred revenue	42,003	—
Customer deposits	274,704	188,228
Total current liabilities	2,748,482	5,358,169
LONG-TERM DEBT
Long-term debt	97,836	66,068
DEFERRED INCOME TAXES	27,101	52,710
Total liabilities	2,873,419	5,476,947
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.001 per share, 20,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $.001 per share, 200,000,000 shares authorized, issued and outstanding 38,462,480 and 33,612,950 respectively	38,462	33,613
Additional paid-in capital	2,357,551	200,387
Retained earnings	(199,984)	64,366
Total stockholders’ equity	2,196,029	298,366
Total liabilities and stockholders’ equity	$5,069,448	$5,775,313

PC Universe, Inc.

STATEMENT OF OPERATIONS

Three and Nine months ended September 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales and services	$8,249,275	$6,315,474	$25,795,081	$18,461,129

Cost of sales and services	7,163,483	5,362,966	22,445,641	15,764,318

Gross profit	1,085,792	952,508	3,349,440	2,696,811

Selling and advertising expenses	483,604	436,011	1,627,241	1,308,496
Provision for doubtful accounts	50,000	—	50,000	—
General and administrative expenses	796,174	438,009	2,145,830	1,272,380

Income (loss) from operations	(243,986)	78,488	(473,631)	115,935

Other income (expenses)
Interest expense	(8,737)	(29,148)	(45,268)	(73,278)
Miscellaneous income	15,889	214	33,410	12,395

Total other income (expenses)	7,152	(28,934)	(11,858)	(60,883)

Total (provision) benefit for income taxes	129,766	(60,775)	221,137	(60,796)

NET LOSS	$(107,068)	$(11,221)	$(264,352)	$(5,744)

Weighted average - number of common shares outstanding
Basic	38,462,480	33,442,841	36,674,116	31,380,490

Diluted	40,129,980	33,442,841	36,674,116	31,380,490

Net income (loss) per common share
Basic	$(0.00)	$0.00	$(0.01)	$0.00

Diluted	$(0.00)	$0.00	$(0.01)	$0.00

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

PC Universe, Inc.

STATEMENT OF CASH FLOWS

Nine months ended September 30, 2007 and 2006

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(264,352)	$(5,744)
Adjustments to reconcile net loss to net cash provided by operating activities

Depreciation	183,256	37,855
Allowance for doubtful accounts	50,000	—
Deferred income taxes	(221,138)	60,796
Interest	(69,283)	24,769
(Increase) decrease in operating assets
Accounts receivable	1,516,305	453,184
Employee advances	4,843	2,688
Other receivables	(34,079)	(19,939)
Inventory	98,582	(411,903)
Prepaid expenses and deposits	(30,192)	(623)
Increase in operating liabilities
Accounts payable	(982,030)	(63,370)
Accrued expenses	150,982	38,526
Deferred Revenues	42,003	—
Customer deposits	86,476	103,427

Total adjustments	795,725	225,410

Net cash provided by operating activities	531,373	219,666

Cash flows from investing activities
Purchases of fixed assets	(391,097)	(149,667)
Advances to officers, net	15,035	3,437

Net cash (used in) investing activities	(376,062)	(146,230)

Cash flows from financing activities
Issuance of common stock	2,162,013	81,039
Proceeds from long-term debt	121,805	54,760
Principal payments on long-term debt	(532,127)	—
Proceeds (payments) on line of credit, net	(1,395,745)	(106,588)

Net cash provided by (used in) financing activities	355,946	29,211

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
	511,257	102,647

Cash and cash equivalents, beginning	926,199	395,589

Cash and cash equivalents, ending	$1,437,456	$498,236

Supplemental disclosure of cash flow information:
Cash paid for interest	$41,779	$48,508

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

On April 10, 2007, the Company entered into a Subscription Agreement with an accredited investor and subsequently issued 3,333,334 shares of restricted common stock at a per share price of approximately $0.75 for a total payment of $2,500,000. The Company’s selling agent, Sierra Equity Group, Ltd. and its officers, for their selling agency commission under a selling agreement, received 1,400,000 shares of common stock for a total payment of $327,500 and received warrants to purchase 333,333 shares of common stock at a share price of $0.75. Commencing on April 10, 2007, Sierra may exercise the warrants which expire May 30, 2012 on a cash or cashless basis by completing a notice of exercise and surrendering the warrant. The Company’s total assets were $6.9 million at June 30, 2007, of which $6.3 million were current assets. As of June 30, 2007, the Company had cash and cash equivalents of $1.9 million and had working capital of $1.9 million compared to working capital of approximately $27,000 at December 31, 2006. The increase in working capital from December 31, 2006 was primarily a result of proceeds from private placements that the Company completed April 2007 through June 2007 with accredited investors, as well as repayment of the Company’s outstanding $500,000 note payable which reduced the Company’s current liabilities.

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

Forward-Looking Statements

Statements included in this Amendment No. 1 to the Quarterly Report filed on Form 10-Q/A that do not relate to present or historical conditions are “forward-looking statements.” Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.  Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) exposure to inventory obsolescence due to the rapid technological changes occurring in the personal computer industry, (iv) the effects of adverse general economic conditions, both within the United States and globally, and (v) other factors described under “Risk Factors” contained in the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on September 11, 2007.

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

Technical service revenue is recognized as service is completed. Services revenue is invoiced after the service is produced.

The Company recognizes revenue on a gross basis for drop-shipments from its distributors and vendors, in accordance with EITF 99-19. The Company recognized revenues on a gross basis for revenue-sharing arrangements and expenses the revenue sharing fees under cost of sales and service.

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

In September 2007, the Company’s stockholders approved the 2007 Stock Incentive Plan, which reserves 4,000,000 shares of common stock. During September, the Company issued 1,667,500 options at a strike price of $0.375, vesting over 5 years.  The Company accounts for all incentive grants in compliance with SFAS 123(R) and expects compensation expense of approximately $24,000 in the three month period ending December 31, 2007. During the vesting period, the Company expects a compensation charge of approximately $82,000 per annum.

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

We have a secured line of credit of up to $4,000,000 with IBM Credit, LLC. The credit facility is collateralized by accounts receivable and inventory, and it can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions. This credit facility has an annual automatic renewal which occurs on November 1 of each fiscal year. Either party can terminate this agreement with 60-days’ written notice prior to the renewal date. The working capital and inventory advances bear interest at the prime rate. Our line of credit is defined by quick turnover, large amounts under the flooring facility and short maturities. All amounts owed under our line of credit are due on demand. Inventory advances do not bear interest if paid within terms, usually 50 days from the advance date. The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions and merger and consolidation of the Company. At September 30, 2007, our borrowing was with GE Capital Solutions and the total amount available for future borrowing was $1,550,000 at an interest rate in effect at that time of 9.25%.  Our current interest rate with IBM Credit, LLC is 7.5%.

We measure liquidity as the sum of total cash and unused borrowing availability, and we use this measurement as an indicator or how much access to cash we have to either grow the business through investment in our business, acquisitions, capital expenses or to contend the adversity such as unforeseen operating losses potentially caused by reduced demand for our products and services, loss of a large customer, material uncollectible accounts receivable, or material inventory write-downs, as examples.  At September 30, 2007, our liquidity was $1,845,000.

During the past 3 years, we have experienced periods of net income and net loss. This inconsistency provides fluctuations in operating cash flows that are not correlated with any certainty.  We have had net income, in years when operating cash flows were negative and in years of net loss, we have experienced positive operating cash flows.  It is possible to have these fluctuations in the future.

Capital expenditures in the nine months ended September 30, 2007 totaled $391,000.  This includes improvements to our web properties, computer and software purchases, leasehold improvements, vehicles and improvements to our information technology systems.  For the fiscal year ended December 31, 2007, we anticipate capital expenditures of $500,000 for improvements to our web properties, computer and software purchases including a new CRM software package, leasehold improvements and improvements to our information technology systems.  For the fiscal year ended December 31, 2008, we anticipate $500,000 for improvements to our web properties, computer and software purchases including a new Enterprise Resource Planning (ERP) software package, leasehold improvements and improvements to our information technology systems.  No firm commitments have been made for 2008 and may be adjusted due to business condition at the time.

On April 10, 2007, the Company entered into a subscription agreement for the issuance of 3,333,334 shares of restricted common stock at a per share price of approximately $0.75 for a total payment of $2,500,000.  The Company’s selling agent Sierra Equity Group, Ltd. and its assigns, have received commissions of 1,400,000 shares of common stock for a total payment of $327,500 and received warrants to purchase 333,333 shares of common stock at a share price of $0.75, expiring May 30, 2012.  Sierra may exercise the warrants on a cash or cash-less basis by completing a notice of exercise and surrendering the warrant.

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

Cash Flows

Operating activities.  Net cash flow from operating activities totaled a positive $531,000 during the first nine months of 2007.  This was primarily driven by a pay-down of our accounts receivable balance due to improved collections of customers on credit terms. In the nine months ended September 30, 2007 we recorded a net loss of $264,000 that reduced operating cash flow. We recorded a net $38,000 non-cash net provision for depreciation expense and deferred income taxes. Additionally, we paid down accounts payable $982,000 due to a late 2006 product purchase. Inventory management improved allowing us to lower our inventory balance by $99,000.

Net cash flow from operating activities totaled a positive $226,000 during the first nine months of 2006. This was primarily driven by an increase in days sales outstanding due to poor collections and an increase in customer deposits prior to a sale. Our net loss was $6,000 and we have non-cash charges of $63,000 for depreciation expense and interest payable.  Inventory increased $412,000 due to a large inventory purchase of HP printers that we purchased at a discount.  Operating cash flows were also affected by a large customer prepaying for an order, which increased cash flows by $103,000 and a paydown of accounts payable of $63,000.

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

Financing activities.  Net cash provided by financing activities totaled a positive $356,000 in the nine months ended June 30, 2007 increased due to the private placements of equity financing, reduced for principal payments on the note payable and payments on our line of credit.  In the first nine months of 2006, net cash provided by financing activities was $29,000, and was due to a private placement in August 2006.

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

Item 4.

Controls and Procedures

The Company, under the supervision and with the participation of its management, including its co-principal executive officers and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the co-principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated, recorded, processed, summarized, and communicated to the Company’s management, including its co-principal executive officers and principal financial officer, to allow timely decisions regarding the required disclosure, and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Our co-principal executive officers and principal financial officer have also concluded that our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives.

There were no changes in the internal control over financial reporting (“Internal Control”) during the quarter covered by this report that have materially affected or which are reasonably likely to materially affect Internal Control.

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

Item 5.

Other Information.

None

Item 6.

Exhibits

The following exhibits are filed as part of this report.

Exhibit No.	Description
31.1	Co-Principal Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.2	Co-Principal Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.3	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
32	Principal Executive Officers and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC UNIVERSE, INC.

Date: December 28, 2007	By:	/s/ GARY STERN
Gary Stern, Chairman and Co-Principal Executive Officer

Date: January 3, 2008	By:	/s/ THOMAS M. LIVIA
Thomas M. Livia, President and Co-Principal Executive Officer

Date: January 3, 2008	By:	/s/ MICHAEL LABINSKI
Michael Labinski, Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Co-Principal Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.2	Co-Principal Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.3	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
32	Principal Executive Officers and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.