Form 10-K
period 2007-12-31
PC UNIVERSE INC
filed 2008-03-31
CIK 1124802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

PC Universe, Inc.

(Exact name of registrant as specified in its charter)

———————

Nevada	0-52804	65-0620172
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

504 NW 77th Street, Boca Raton, FL 33487

(Address of Principal Executive Office) (Zip Code)

(561) 953-0390

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
None		None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
(Title of Class)

———————

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

The aggregate market value of our voting and non-voting common equity held by non-affiliates was approximately $26,924,000 on June 30, 2007. There were 38,462,480 shares of our Common Stock, par value $0.01 per share (the “Common Stock”), outstanding on that day and 36,435,646 shares of our Common Stock outstanding on March 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its annual stockholders meeting (“2008 Proxy Statement”) to be filed not later than 120 days after the end of the fiscal year covered by the Form 10-K.

TABLE OF CONTENTS

PART I

Item 1.          Business

3

Item 1A.       Risk Factors

9

Item 1B.       Unresolved Staff Comments.

19

Item 2.          Properties

19

Item 3.          Legal Proceedings

19

Item 4.          Submission of Matters to a Vote of Security Holders

20

PART II

Item 5.          Market for Registrant’s Common Equity, Related Shareholder Matters and

Issuer Purchases of Equity Securities.

20

Item 6.          Selected Financial Data

23

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

23

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

30

Item 8.          Financial Statements and Supplementary Data

31

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

31

Item 9A(T).  Controls and Procedures

31

Item 9B.       Other Information

31

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

32

Item 11.        Executive Compensation

32

Item 12.        Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

32

Item 13.        Certain Relationships and Related Transactions, and Director Independence

32

Item 14.        Principal Accountant Fees and Services

32

PART IV

Item 15.        Financial Statements and Exhibits

33

SIGNATURES

34

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this Annual Report on Form 10-K (“Annual Report”) that do not relate to present or historical conditions are called “forward-looking statements.” Such forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) exposure to inventory obsolescence due to the rapid technological changes occurring in the personal computer industry, (iv) the effects of adverse general economic conditions, both within the United States and globally, (v) loss of revenues of significant customers, (vi) our ability to meet our obligations and comply with financial performance covenants under our financing agreement with IBM Credit, LLC and (vii) other factors described under Item 1A - “Risk Factors” below.

Forward-looking statements speak only as of the date the statements are made. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.

ii

Item 1.

Business

Our Company

PC Universe, Inc. is a direct marketer and value-added reseller (“VAR”) of information technology (“IT”) products and services. Our customers include businesses, consumers, educational institutions and local, state and federal governments in the United States. We offer a broad selection of IT products from leading brands such as Apple, Canon, Cisco, Citrix, Epson, Hewlett-Packard (“HP”), IBM, Lenovo, Microsoft, Sony, Symantec, Toshiba, Minolta and Xerox.

Our customers place orders through our web sites, PCUniverse.com and PatriotPC.us, by calling a representative via our toll-free 800-PCUniverse number, through electronic communications such as e-mail, by fax, or through our revenue sharing arrangements such as our merchant web site on Amazon.com. Products and services are marketed primarily through Internet marketing activities, a direct sales force, direct mail, e-mail marketing and our company web sites.

History of the Business

We were formed as a Florida corporation in November 1995. Initially, we generated revenue through direct marketing activities such as print ads in national computer hardware publications and limited distribution of catalogs. In 1996, we launched our first web site, PCUniverse.com. In 2003, we launched PatriotPC.us. PatriotPC.us is an e-commerce site similar to PCUniverse.com in product content, but customized to service active and retired military personnel, their spouses and dependents. PatriotPC customers receive special discounts and offers and have the option of paying with their military issued “Star” card. A “Star” card is a private label credit card issued by the Army Air Force Exchange Service (“AAFES”) exclusively to military personnel and qualified recipients. From 2004 to present, we have focused our efforts on improving our e-commerce platform, improving overall operational efficiencies, expanding our product and service offerings, and recruiting personnel. In 2005, we introduced our “TechPoints” customer rewards program. “TechPoints” is a customer loyalty program by which our shoppers earn points by shopping on PCUniverse.com that can be redeemed as discounts on future purchases. In 2006, we entered into our first revenue sharing arrangement with one of the largest retail brands on the Internet, Amazon.com. Revenue sharing is a method by which we list products for sale with certain other merchant partner websites. Similar to an affiliate program, under a revenue sharing arrangement, we only pay commissions or share revenue on fully paid and delivered transactions. In 2007, 46.5% of sales were generated through our web sites compared to 27.8% in 2006.

In June 2006, we completed a merger (the “Share Exchange”) of PC Universe, Inc., a privately held operating Florida corporation, with The Poker TV Network, Inc. (“Poker TV”), a shell corporation incorporated in Nevada with no assets, liabilities or material operations. Poker TV (formerly known as Coyote Sports, Inc. and then known as Techsecure Partners, Inc.) was formed in Nevada on October 24, 1994. A bankruptcy action In Re: Coyote Sports, Inc., Case No. 99-22185, was filed by the corporation in the United States Bankruptcy Court for the District of Colorado on September 28, 1999. A Certificate of Amendment was filed with the State of Nevada on May 26, 2005 providing for a name change from Coyote Sports, Inc. to Techsecure Partners, Inc. On July 29, 2005, Techsecure Partners, Inc., filed Articles of Merger with another Nevada entity, The Poker TV Network, Inc. with the surviving entity known as The Poker TV Network, Inc. The bankruptcy action was discharged on April 3, 2006. Prior to the Share Exchange, management of Poker TV had planned to create a broadband, Internet based TV network dedicated to providing information, news, trends, updates, non-fiction entertainment, and educational programming related to the game of poker. Poker TV’s planned operations related to poker gaming were never effectuated.

In connection with the Share Exchange, each issued and outstanding share of the operating company, PC Universe, was converted into 449,390 fully paid and non-assessable shares of the surviving corporation, Poker TV. The Share Exchange was intended to constitute a tax exempt plan of reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. In conjunction with the Share Exchange, Poker TV changed its name to PC Universe, Inc.

We entered into the Share Exchange to enhance our capital raising efforts and access to private equity markets and so that investors in our Company could have additional assurance of a market and potential liquidity in the Common Stock of the Company at some future date as the Common Stock of the Company is quoted on the Pink

Sheets interdealer electronic quotation service. The merger transaction was arrived at pursuant to normal competitive negotiation and the parties acted independently of each other. The parties had no relationship to each other nor interlocking board members, officers or other conflicts of interest.

Since the consummation of the Share Exchange, we have raised $2.5 million in a private placement of our Common Stock to an accredited investor.

Industry Background

The information technology market is comprised of computer hardware, software, and professional technology services. Professional technology services include data processing, consulting, outsourcing, systems integration, systems repair and maintenance, and information management. We operate as a VAR by purchasing name brand products and adding support, service, or know-how, selling it as a complete package or using what we believe is a value add-on and reselling it as an integrated product or a complete package. The additional value we provide may come from professional services such as integrated, customizing, consulting, training and implementation. The value may also be added by developing a specific application for the product designed for the customer’s needs which is then resold as a new package. In addition, we engage in direct marketing within the information technology market. We offer technology products as well as professional technology services.

The following are key trends of the information technology industry some of which we believe represent an opportunity for our business:

•

According to Standard & Poor’s (“S&P”) data, IT spending reached roughly $1.5 trillion in 2006 compared to an IT market that was valued at $1.0 trillion in 2001 and at $360 billion in 1993. This increase was fueled by the widespread use of the Internet which in turn stimulated demand for a host of IT related products and services. We believe this trend represents an opportunity for our business because we are certified to sell many of the thousands of products that companies are using to increase their networking and Internet infrastructure.

•

According to S&P data, while the Internet has helped stimulate demand for computer hardware spending, consolidation and declines in the prices of components has contributed to price declines and intense price competition over the past decade. Price competition is expected to drive down gross profit margins in the future. However, notwithstanding this trend, we believe that we will be able to preserve and increase our gross profits as we intend to increase our technical services revenue.

•

In 2007, small and medium businesses are expected to spend $16.5 billion on IT services according to IT Watch data which states that with a growth rate of 6.3% over the previous year, spending on services will increase much faster than either software (2.1%) or hardware (4.2%) budgets in very small to midsize companies. We believe that based on this data evidencing growth in spending for IT services, and because the small and medium business market (“SMB”) IT marketplace is so large, the marketplace is large enough to support our growth plans.

•

Upgrading disaster recovery and security capabilities, and replacing and/or upgrading server hardware are top initiatives for small and medium sized business for 2007 due to their lack of resources or expertise to do the work themselves, according to Forrester and IT Watch data. We currently sell products and services that specifically address these top initiatives.

Key Target Markets

We believe we can most effectively add value to our customers when serving the SMB. SMBs are businesses with as few as 2 employees and as many as 1,000 employees. According to the most recent U.S. Census information for 2004, there were almost 6 million SMBs in the U.S.

Additionally, IDC Research estimates there will be over 23.1 million small and home offices (“SOHOs”) in the U.S by the end of 2009. We believe our web site, PCUniverse.com, is especially well suited to serve the IT product and professional technology service needs of the growing SOHO marketplace. Technology buyers in general, and especially those in the SMB category need to rely on their technology supplier to provide a high level of service and resources. PCUniverse.com helps to fill this need with what we believe is an extensive product selection and attractive product pricing, TechPoints frequent buyer rewards, product reviews, and business and technology resources and information.

Business Strategy

Our business strategy is to become a primary source for IT solutions for growing businesses. We intend to build the PC Universe brand into a well known and trusted source for hardware, software, technical services and IT outsourcing. We currently service a variety of customers ranging from large corporations to individual consumers. While we intend to continue to grow our business as described, general economic conditions which some economists believe have declined during 2007 may deteriorate in the future and could potentially dictate whether our business strategy will be successful. Furthermore, we will face intense competition from other companies targeting the SMB market many companies of which are larger and better-capitalized than our company.

Growth Strategy

We plan to grow organically and externally through the pursuit of strategic acquisition opportunities although we currently are not contemplating or pursuing any acquisition opportunity. We are currently experiencing increased growth from new online marketing channels and our new internal SMB sales team. We continue to recruit additional corporate and SMB sales account managers in connection with our efforts to increase sales. We plan to increase marketing activities to acquire new customers and to re-market to existing customers.

We expect to implement our business strategy by utilizing the following key elements:

•

Providing IT solutions including hardware, software and professional technology services nationally via our “Online VAR” model. As part of our “Online VAR” strategy, we intend to offer professional technical services through our e-commerce platform. Services will be dispatched using currently available national networks of service providers. This process is currently under development and we launched a pilot program at the end of 2007. As an Online VAR, we believe we are in a position to become the single source where SMBs and other customers can consolidate all their IT product and service purchases. By increasing our offered products and services, we expect that we will increase revenue through new and existing customers and thereby improve our profit margins. We are developing systems and processes to further enhance our professional services offerings. We are developing an e-commerce-based system allowing our customers to order hardware, together with technical services such as installation, configuration, or maintenance. Through this integrated hardware and service ordering and delivery platform, we intend to provide multiple software solutions and technical services to SMB customers throughout the U.S. Our estimated budget for 2008 for implementation of technical services using our e-commerce platform is $150,000. We plan to conclude pilot testing and make these services available nationally during 2008.

•

Implementing integrated customer relationship management (“CRM”) and order management systems to increase the relevancy of product and service offerings to each target customer. We expect that this will increase customer loyalty, sales and profits. We plan to launch an initial CRM implementation early 2008 and will continue to implement functionality throughout the year. We have budgeted $100,000 for implementing an integrated CRM system.

•

Developing marketing processes and recruiting marketing professionals with industry expertise to maximize vendor relations, increase cooperative marketing funds, identify effective marketing channels, and create value-added customer communications. We expect that this will increase customer satisfaction and loyalty. Development and growth of our marketing programs is an ongoing effort and dependent on the availability of co-op marketing funds.

•

Continuing to invest in the development and design of our e-commerce platform to increase customer loyalty, satisfaction and profits. We are further developing customer self-service, internal sales tools, email communications and other e-commerce functionality of our e-commerce platform. We expect that this will increase customer satisfaction and loyalty. We have proposed an annual e-commerce design and development budget of $500,000 in 2008.

Sales and Marketing

We sell and market to large businesses, SMBs, the government, educational institutions, military personnel and the general public. In 2007, we created a new in-house sales organization dedicated to serving the SMB market. We have developed targeted lead generation programs to accelerate growth of this customer segment and expect increased customer response by providing more relevant offers to each category of customer we serve. For example, an individual consumer has unique technology needs that are different from a business customer's technology needs. We conduct a variety of marketing activities including Internet advertising, email marketing, direct mail and telemarketing. We utilize database marketing, sales account development, and our proprietary TechPoints rewards program to maximize customer loyalty.

In 2007, we experienced significant growth in online sales of 218% and a decline in SMB sales of 2%. We intend to hire and anticipate having the following total count of sales managers at the end of the following quarters: first quarter 2008 – 8; second quarter 2008 – 8; third quarter 2008 – 9; and fourth quarter 2008 – 10.

The following percentages of our sales during 2006 and 2007 were made to the following categories of customers: During 2007 and 2006, 70.0% and 62.4% of our revenues, respectively, were based on sales to unclassified persons and entities which parties did not provide identifying data to us; 15.9% and 29.4% - individual persons; 4.4% and 29.4%  - SMB; 2.4% and 1.3% - small office/home office; .8% and .2% - government; .4% and .2% - large business; .6% and .1% - education; and 5.5% and 4.8% - other.

Our marketing activities are primarily funded by vendor and distributor market development funds (“MDF”) programs, co-op advertising programs and or other vendor funded programs. The amount of MDF available is determined by each vendor/distributor based on a percentage of sales (e.g., accruals, special incentives, rebates) or based on the vendor's discretionary commitment to us.

Products and Merchandising

We offer a wide variety of products, services and expertise. Utilizing proven web technology and our Online VAR business model, we seek to provide end-to-end solutions to companies of all sizes. We assist customers in reducing costs and increasing profits by utilizing our expert IT and industry knowledge to lessen the difficulty often incurred by customers seeking to use technology to solve complex business problems. Historically, a majority of our revenue has come from hardware and software sales. By expanding our technical service offerings through our “Online VAR” model, we seek to become a single-source, total solution provider of IT products and services to consumers, businesses, and organizations nationwide.

PC Universe offers name brand products in the following categories:

Systems – servers, including application servers dedicated to running certain software applications, and communications servers, carrier-grade computing platform for communications networks

Output Devices – liquid crystal displays (LCD), monitors, printers

Networking – routers and hubs

Storage Devices - storage area network (SAN)

Software - Microsoft Office

Input Devices – keyboard and mouse

Memory – flash memory for cameras, memory drives

Video – digital cameras, video cameras

We are an authorized direct marketer of a wide variety of technology products and services. We carry over 250,000 product units or SKUS from hundreds of top name brands such as Apple, Canon, Cisco, Citrix, Epson, HP, IBM, Lenovo, Microsoft, Sony, Symantec and Toshiba. Our technical certifications and vendor sales authorizations provide advantages such as product return privileges, purchase discounts, incentives, marketing funds, training, lead generation and price protection.

Purchasing and Order Fulfillment

We work with manufacturers and distributors to secure the lowest cost possible while taking advantage of reseller and distributor incentives in order to maximize product margins, provide competitive pricing and minimize delivery time to our customers.

We deliver products via drop-shipping from distributors and vendors and directly from our warehouse in Boca Raton, Florida. Our order processing and inventory management is highly automated. Our “active sourcing technology,” which links our commerce platform directly to distribution partners, enables us to deliver products to customers quickly and at competitive prices. Inventory stocked in our warehouse is a result of advantageous buying or popular items, or stocked for a customer for whom we provide additional technical services including installation and configuration. Product returns represented 0.93% of gross revenues in 2007 and 0.51% of gross revenues in 2006.

E-Commerce

We operate two web sites: PCUniverse.com and PatriotPC.us. At the invitation of Amazon.com, we became an Amazon.com merchant partner in 2006. Web customers have access to over 250,000 product SKUs and services from over 700 technology brands. Product pages offer images, descriptions, customer reviews, rebate information, technical specifications, and recommended accessories. Our web site PCUniverse.com is a source of leads that are developed by our account executive sales teams. We enhance and improve our web sites often and recent improvements have focused on providing more valuable technology information, recommending targeted solutions and offering technical services. We continue to develop web-based self-service tools to enhance our customer’s buying experience by saving our customers time in locating the right products they need quickly and easily. Some of these self-service tools include 24-hour online order tracking to assist our customers in keeping up to date with their latest order status, memory configurators to assist our customers in selecting the right memory upgrade for their computer or other electronic device such as an MP3 player or digital camera, and an HP supplies guide to direct customers to ink, toner, and paper that is compatible with their specific HP printer model. We believe, however, that we face significant competition in the e-commerce sales industry and that many of our competitors offer comparable advantages on their web sites. Although we previously merged with Poker TV pursuant to the Share Exchange, our web sites do not currently and have never offered poker or other gaming services to web users.

Technical Services

Since 1997, we have provided technical services to businesses in the South Florida market. Our technical team possesses a wide range of technical authorizations and certifications from major manufacturers including APC, Apple, Cisco, Citrix, Enterasys, Epson, HP, IBM, Lenovo, Microsoft, Sony and Symantec. We plan to offer technical services on a national basis commencing in the fiscal year 2008. Key to our strategy is the expansion of our technical service offerings. By providing these services, we believe we can increase our share of each customer’s total IT purchases, increase customer loyalty and increase profit margins. We also believe that our position as an Online VAR, will allow us to leverage an important trend in the industry toward the “virtualization” of information technology services. Virtualization refers to the delivery of services through remote means such as the Internet or world wide web. By providing such features as remote management, web-based hosted software applications, and online training we believe that we will benefit from this trend as customers will be more likely to purchase business-critical technology goods and services online. Additionally, we offer disaster planning and recovery services and as well as voice-over IP.  However, these services which are currently offered have not been and are not expected to be a material part of our business.

Information Technology

We employ a core IT staff supporting daily systems operations and developing systems to support growth and expansion. We have outside IT application providers and consulting partners who provide us with specialized, value-added expertise. Our business operations are supported by stable, redundant networking and telecommunications systems that are hosted and maintained both internally and at an external network operations center.

The goal of our IT team is to develop and manage systems that maximize data availability, processing efficiencies, financial and operational reporting and customer communications. We plan to further integrate and enhance our enterprise resource planning and CRM systems.

Customers

For the year ended December 31, 2007, our largest customer, Océ North America, Inc.comprised approximately 8.9% of net sales and our top five customers comprised approximately 25.2% of net sales. For the year ended December 31, 2006, our largest customer, Eclypsis Corporation comprised approximately 15.8% of net sales and our top five customers comprised approximately 34.4% of net sales. We anticipate that our sales to Océ North America, Inc. and Eclypsis Corporation in 2008 will significantly decline from the comparable 2007 period. See Risk Factor entitled — “Our financial results were negatively impacted by the loss of a major account during the fourth quarter of 2007 and may continue to be impacted by the loss of this customer.”

Our corporate sector customers are primarily SMBs. Our customers are located almost entirely in the United States. Approximately 0.2% of our sales in 2007 were to customers outside of the United States.

Competition

We operate in highly competitive markets and face substantial competition in all phases of operations from a variety of different competitors in the following types of organizations: e-commerce web sites, mail-order companies, local and regional VARs and specialty retailers. Many competitors focus on price and availability. We believe we are competitive because we have enjoyed many long-term customer relationships that we think have been based on account management and operational effectiveness. We consider CDW Corporation, Insight Enterprises, Inc., Zones, Inc., and Tiger Direct to be among our primary competitors.

Seasonality

Sales to our commercial business customers have not historically experienced significant seasonality throughout the year. By contrast, sales to the public sector market are historically higher in the third quarter than in other quarters due to the buying patterns of federal government and educational institution customer. If sales to public sector customers increase as a percentage of overall sales, we as a whole may experience increased seasonality in future periods. Consumer sales are historically higher in the fourth quarter due to the holiday buying season.

Supervision and Regulation

In addition to federal, state and local laws applicable to all corporations and employers in general, the direct marketing business is subject to the Federal Trade Commission’s Merchandise Mail Order Rule and related regulations. We are also subject to laws and regulations relating to truth-in-advertising, Anti-Spam and other fair trade and privacy practices. We have implemented programs and systems to promote ongoing compliance with these laws and regulations.

Employees

As of December 31, 2007, we employed 36 full-time employees located at our Boca Raton, Florida offices. Our employee workforce is currently comprised of the following:  Sales Employees – 16; Service Employees – 6, and General and Administrative Employees – 14. None of our employees are covered by a collective bargaining agreement. We believe that we have a good relationship with our employees.

Intellectual Property

We conduct business primarily in the United States under the registered trademark PC Universe ®. We believe this and any of our other marks have significant value and are an important factor in our marketing programs and business strategy.

Available Information

We maintain web sites at www.PCUniverse.com and www.PatriotPC.us. The information on these web sites is not a part of this Annual Report. Before the filing of this Annual Report, we have not filed annual reports with the SEC. The corporation with which we merged in June 2006, Poker TV, previously filed reports with the SEC and became delinquent in its filing obligations to file certain reports with the SEC prior to the date of its merger with us. This Annual Report and all of our future reports required to be filed by Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) will be available or accessible free of charge on our web site located at www.PCUniverse.com including copies of our future Annual Reports on Form 10-K, future Quarterly Reports on Form 10-Q, future Current Reports on Form 8-K, future Proxy Statements and any amendments to those reports. These reports will be made available as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also request any materials we file with the SEC from the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C., 20549 or by calling (800) SEC-0330. In addition, our filings with the SEC are electronically available via the SEC’s web site at http://www.sec.gov.

Item 1A.

Risk Factors

This section sets forth the material risks faced by us. You should carefully consider the risks described below in conjunction with the other information in this Annual Report and related financial statements. These risks are not the only risks we face. Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks identified throughout this Annual Report, or by other risks that have not been identified or that we may believe are immaterial or unlikely. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in, or implied by, the forward-looking statements.

We have been notified by our lender IBM that we are out of compliance with certain financial performance covenants contained in our credit agreement with IBM and accordingly that we are in default under the agreement which means that IBM may declare our financial obligations to be immediately due and payable.

We have a secured line of credit of up to $4,000,000 with IBM Credit, LLC (“IBM”), which is collateralized by accounts receivable and inventory, and can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions. The agreement for Wholesale Financing-Flexible Payment Plan adopted November 1, 2007 (the “Financing Agreement”) has an annual automatic renewal which occurs on November 1 of each fiscal year. Either party can terminate the Financing Agreement with 60-days’ written notice prior to the renewal date. The working capital and inventory advances bear interest at a rate of the prime rate. Our line of credit is defined by quick turnover, large amounts under the flooring facility and short maturities. All amounts owed under our line of credit are due on demand. Inventory advances do not bear interest if paid within terms, usually 50 days from the advance date. The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions and merger and consolidation of the Company. At December 31, 2007, we were not compliant with all financial covenants contained in the Financing Agreement. At December 31, 2007, there were no amounts owed for working capital advances and $2.1 million was owed under the facility for flooring arrangements related to inventory purchases. At December 31, 2007, the total amount available for future borrowing was $543,000 at an interest rate in effect at that time of 7.25%. On March 20, 2008, we received a notice of default from IBM notifying us that we are out of compliance with one or more financial performance covenants and that we are currently in default under the Financing Agreement. IBM has not determined at this time whether action will be taken as a result of this default, however, the Financing Agreement provides that upon the occurrence and during the continuance of an event of default under the Financing Agreement, IBM, in addition to any other rights and remedies contained in the Financing Agreement, is entitled to (i) exercise any or all rights it has as a secured party under applicable law; (ii) cease making financial accommodations or extending any additional credit to us; and (iii) may, at any time at IBM’s election, without notice or demand to us, declare our obligations under the Financing Agreement to be immediately due and payable.  We do not currently have the cash on hand to repay our obligations in full were IBM to demand immediate Financing repayment under the Financing Agreement, and furthermore, we are not certain if additional debt or equity financing would be available to us on acceptable business terms or at all.

Our independent auditors have expressed doubts about our ability to continue as a going concern which may have a material adverse affect on our relationships with customers and employees.

In connection with our 2007 financial statements, our independent registered public accounting firm issued an unqualified opinion containing an explanatory paragraph that states that we are in default under our Financing Agreement with IBM, which raises substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. The fact that this opinion has been issued could have material adverse effects on our business, results of operations and cash flows, by causing parties we deal with to question our financial ability to perform our obligations. For example, one or more of our suppliers could decide not to sell to us or could impose restrictive transaction terms. Financial uncertainty also could negatively affect our relationships with customers, employees and others.

We have experienced fluctuations in sales and experienced recent losses, and there is no assurance that we will be able to achieve or maintain profitable operations.

Several factors have caused our sales and results of operations to fluctuate and we expect these fluctuations to continue indefinitely. Causes of these fluctuations include:

•

reductions in sales to key customers;

•

changes in the economy in the markets we serve;

•

evolution of the personal computer industry;

•

reduction of corporate investment in information technology products by existing or potential small business customers;

•

increased competition;

•

fluctuations in postage, paper, shipping, and printing costs and in merchandise returns;

•

adverse weather conditions that affect response, distribution, or shipping;

•

changes and acceptance of new product;

•

reduced consumer demand for IT products; and

•

negative changes in vendor distribution of products.

Our results also may vary based on our ability to hire and retain sales representatives and other essential personnel. In addition, customer response rates for its marketing vehicles are subject to variations. We have experienced net losses for each of the three fiscal years ended December 31, 2007. There are no assurances that we can achieve future profitability, or, if we do, that we can maintain such profitability.

We are exposed to inventory risks created by the rapid obsolescence of our products which may adversely effect our business.

We are exposed to inventory risks as a result of the rapid technological changes that affect the market and pricing for the products we sell. Although we seek to reduce our inventory exposure through a variety of inventory management procedures and policies, including vendor price protection and product return programs, unforeseen product developments that create more rapid obsolescence or changes to vendors’ terms and conditions, could increase our inventory risk. Our success depends in large part on our ability to identify and market products that meet the needs of customers in that marketplace. In order to satisfy customer demand and to obtain favorable purchasing discounts, we have and may continue to carry increased inventory levels of certain products. We also periodically take advantage of cost savings associated with certain opportunistic bulk inventory purchases offered by our vendors. By so doing, we are subject to the increased risk of inventory obsolescence. In addition, we sometimes acquire special purchase products without return privileges. There can be no assurance that we will be able to avoid losses related to obsolete inventory. In addition, manufacturers are limiting return rights and are taking steps to reduce their inventory exposure by supporting “configure-to-order” programs authorizing distributors and resellers to assemble computer hardware under the manufacturers’ brands. These trends reduce the costs to manufacturers and shift the burden of inventory risk to resellers like us, which could negatively impact our business. In addition, some product manufacturers either do not permit us to sell the full line of their products or limit the number of product units available to direct marketers such as us. An element of our business strategy is to continue increasing our participation in first-to-market purchase opportunities. The availability of certain desired products, especially in the direct marketing channel, has been constrained in the past. We could experience a material adverse effect to our business if we are unable to source first-to-market purchase or similar opportunities, or if we face the reemergence of significant availability constraints.

We acquire products for resale from a limited number of vendors and the loss of any one of these vendors could have a material adverse effect on our business.

We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. All of our contracts and arrangements with our vendors that supply use with significant quantities of products are terminable by such vendors on short notice. If we were unable to acquire adequate amounts of products from these sources, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

The majority of our sales presently occur within the south Florida geographic region and this concentration of sales heightens our exposure to adverse developments related to competition, economic change and demographic changes.

Our existing revenues are geographically concentrated predominantly in Florida. Due to the geographic concentration of our sales in the south Florida region, our results of operations and financial condition may be subject to fluctuations in regional economic conditions, and may be adversely effected by tightened controls on lending resulting from the real estate credit crisis that may affect our customers’ spending habits. Our results of operations may also be adversely affected by inclement weather conditions in markets we serve that could adversely affect our ability to respond to customer needs and distribute, or ship products. Additionally, our concentration of sales in this geographic region heightens our exposure to adverse developments related to competition.

We are dependent on manufacturers and distributors for product availability, price and shipping and the loss of any of these relationships could negatively effect our results of operations.

Our success is highly dependent on manufacturers and distributors for our purchases of computer hardware and software. We do not have control over manufacture/distributor product availability, pricing and shipping. This lack of control can result in a negative affect on our profit margins and customer satisfaction. Moreover, no assurances can be given that we will be able to continue to maintain our existing relationships with product manufacturers and distributors or to develop new ones.

We may not be able to maintain existing or build new vendor relationships, which may affect our ability to offer a broad selection of products at competitive prices and negatively impact our results of operations.

We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom we consider our vendors. In general, we agree to offer products through our catalogs and on our websites and the vendors agree to provide us with information about their products and honor our customer service policies. If we do not maintain our existing relationships or build new relationships with vendors on acceptable terms, including favorable product pricing and vendor consideration, we may not be able to offer a broad selection of products or continue to offer products at competitive prices. In addition, some vendors may decide not to offer particular products for sale on the Internet, and others may avoid offering their new products to retailers offering a mix of close-out and refurbished products in addition to new products. From time to time, vendors may terminate our right to sell some or all of their products, change the applicable terms and conditions of sale or reduce or discontinue the incentives or vendor consideration that they offer us. Any such termination or the implementation of such changes, or our failure to build new vendor relationships, could have a negative impact on our operating results. Additionally, some products are subject to manufacturer or distributor allocation, which limits the number of units of those products that are available to us and may adversely affect our operating results.

We may experience a reduction in the incentive programs offered by vendors which could adversely effect our cash flows.

Some product manufacturers and distributors offer incentives such as supplier reimbursements, payment discounts, price protection, rebates, and other similar arrangements. The increasingly competitive computer hardware market has already resulted in the following:

•

reduction or elimination of some of these incentive programs;

•

more restrictive price protection and other terms; and

•

reduced advertising allowances and incentives, in some cases.

Many product suppliers provide us with co-op advertising support, and in exchange, we feature their products in our marketing vehicles. This support significantly defrays our marketing production and media expense. In the past, we have experienced a decrease in the level of co-op advertising support available to us from certain manufacturers. The level of co-op advertising support we receive from some manufacturers may further decline in the future. Such a decline could decrease our gross margin and increase our selling, general and administrative expenses as a percentage of sales and have a material adverse effect on our cash flows.

Substantial competition could reduce our market share and significantly harm our financial performance.

The market for computers and related technology products and accessories is highly competitive. Our competition includes:

•

national direct marketers, such as CDW Corporation, Insight Enterprises, Inc., PC Connection, Inc., PC Mall, Inc., Zones, Inc. and Tiger Direct;

•

manufacturers, such as Dell and Apple, who sell directly to customers;

•

computer superstores, such as CompUSA;

•

government resellers, such as GTSI;

•

consumer electronic and office supply superstores, such as Best Buy, Circuit City, Office Depot, Office Max and Staples;

•

VARs;

•

corporate resellers; and

•

web resellers, such as Amazon.com and Buy.com.

Some of our hardware and software vendors have sold, and could intensify their efforts to sell, their products directly to customers. In addition, some software manufacturers have developed, and may continue to develop, sales methods that directly provide customers with subscription-based software programs and packages. If either of these trends becomes more prevalent, it could adversely affect our sales growth and profitability.

We believe that competition may increase in the future, which could require us to reduce prices, increase advertising expenditures or take other actions which may have an adverse effect on our operating results. Some of our competitors have reduced their prices in an attempt to stimulate sales. Decreasing prices of computers and related technology products and accessories resulting from competition and technological changes require us to sell a greater number of products to achieve the same level of net sales and gross profit. If this trend continues and we are unable to attract new customers and sell increased quantities of products, our sales growth and profitability could be adversely affected.

In addition, some of our competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities and adopt pricing policies that are more aggressive than ours.

We face and will continue to face significant price competition which could adversely affect our revenues and operating margins.

Generally, pricing is very aggressive in the personal computer industry, and we expect pricing pressures to continue. An increase in price competition could result in a reduction of our profit margins. There can be no assurance that we will be able to offset the effects of price reductions with an increase in the number of customers, higher sales, cost reductions, or otherwise. Also, our sales of personal computer hardware products generally produce lower profit margins than those associated with software products. Such pricing pressures could result in an erosion of our market share, reduced sales, and reduced operating margins, any of which could have a material adverse effect on our business.

We could experience system failures, including natural disasters, which would interfere with our ability to process orders.

We depend on the accuracy and proper use of our management information systems, including its telephone system. Many of our key functions depend on the quality and effective utilization of the information generated by management information systems, including:

•

our ability to manage inventory and accounts receivable collection;

•

our ability to purchase, sell, and ship products efficiently and on a timely basis; and

•

our ability to maintain operations.

Our management information systems require continual upgrades to manage most effectively our operations and customer database. We are currently beginning to review and evaluate our systems for a major upgrade to our sales processing system. Our systems, including our management information systems, web sites, and telephone systems, are not fully redundant and we do not have redundant geographic locations. Although we maintain some redundant systems with full data backup, a substantial interruption in management information systems or in telephone communication systems, including those resulting from natural disasters, power loss, telecommunications failure, and similar events, would substantially hinder our ability to process customer orders and thus could have a material adverse effect on our business.

We rely on the continued development of electronic commerce and Internet infrastructure development which growth cannot be accurately predicted.

We have had an increasing level of sales made over the Internet in part because of the growing use and acceptance of the Internet by end users. No one can be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of consumers will adopt and continue to use the Internet and other online services as a medium of commerce. Sales of computer products over the Internet represent a significant and increasing portion of overall computer product sales. Growth of our Internet sales is dependent on potential customers using the Internet in addition to traditional means of commerce to purchase products. We cannot accurately predict the rate of such growth, if any.

Our success in growing our Internet business will depend in large part upon the development of an infrastructure for providing Internet access and services. If the number of Internet users or their use of Internet resources continues to grow rapidly, such growth may overwhelm the existing Internet infrastructure. Our ability to increase the speed with which we provide services to customers and to increase the scope of such services ultimately is limited by, and reliant upon, the speed, reliability, and cost-effectiveness of the networks operated by third parties, and these networks may not continue to be developed or be available at prices consistent with our required business model.

We are subject to fraudulent activities on our web sites in the course of business which may lead to significant losses and regulatory scrutiny.

We have received in the past, and anticipate that we will receive in the future, communications from customers due to purported fraudulent activities on our web sites. Negative publicity generated as a result of fraudulent conduct by third parties could damage our reputation and diminish the value of our brand name. Fraudulent activities on our web sites could also subject us to losses and could lead to scrutiny from lawmakers and regulators regarding the operation of our web sites. We expect to continue to receive requests from customers for reimbursement due to purportedly fraudulent activities or threats of legal action against us if no reimbursement is made.

We may be liable for misappropriation of our customers’ personal information.

If third parties or our employees are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, or if we give third parties or our employees improper access to our customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, identify theft or other similar fraud-related claims. This liability could also include claims for other misuses of personal information, including for unauthorized marketing purposes. Other liability could include claims alleging misrepresentation or our privacy and data security practices. Any such liability for misappropriation of this information could decrease our profitability. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding whether they misused or inadequately secured personal information regarding consumers. We could incur additional expenses if new laws or regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

We seek to rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure online transmission of confidential information such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Our security measures are designed to protect against security breaches, but our failure to prevent such security breaches could subject us to liability, damage our reputation and diminish the value of our brand-name.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our Internet business or our marketing efforts.

We mail marketing materials and send electronic messages to names in our proprietary customer database and to potential customers whose names we obtain from rented or exchanged mailing lists. Worldwide public concern regarding personal privacy has subjected the rental and use of customer mailing lists and other customer information to increased scrutiny and regulation. As a result, we are subject to increasing regulation relating to privacy and the use of personal information. For example, we are subject to various telemarketing and anti-spam laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of operating and growing our business. In addition, several states have proposed legislation that would limit the uses of personal information gathered online or require online services to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13 years of age. Bills proposed in Congress would expand online privacy protections already provided to adults. Moreover, proposed legislation in the U.S. and existing laws in other countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and provide users with the ability to access, correct and delete personal information stored by companies. These data protection regulations and enforcement efforts may restrict our ability to collect or transfer demographic and personal information from users, which could be costly or harm our marketing efforts. Further, any violation of domestic or foreign or domestic privacy or data protection laws and regulations, including the national do-not-call list, may subject us to fines, penalties and damages, which could decrease our revenue and profitability.

Credit card fraud could decrease our revenue and profitability.

We do not carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent credit card transactions could reduce our revenues or increase our operating costs. We may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions. If we are unable to detect or control credit card fraud, or if credit card companies require more burdensome terms or refuse to accept credit card charges from us, our revenue and profitability could decrease.

Potential liability for information displayed on our web sites may require us to defend against legal claims, which may cause significant operational expenditures.

We may be subject to claims for fraud, copyright or trademark infringement or to claims based on other theories relating to the information on our web sites. These types of claims have been brought, sometimes successfully, against on line services in the past. We could also be subject to claims based on the content that is accessible from our web sites through links to other web sites. Our insurance coverage may not adequately protect it against these claims.

Our ability to compete successfully and achieve future revenue may depend in part on our ability to protect our technology.

We have not been issued any patents, have not applied for any patents, and have not taken steps to legally protect our intellectual property rights in our web site commerce technology. Therefore, we may not have a viable legal claim against potential third party infringers who utilize our technology and thus may not be able to successfully compete against those third party infringers. We cannot assure that our competitors, many of which have substantial resources and have made significant investments in similar technologies, will not seek to apply for, and obtain, patents that will prevent, limit or interfere with our ability to utilize our web site technology either in the United States or in international markets. Because we have not taken steps to protect our technology, we have also not determined whether we could be deemed to infringe on another third party’s web site commerce technology which is patent protected.

In addition, in the future, we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us. Any resulting litigation or proceeding could result in significant expense to us and divert the efforts of our management personnel, whether or not such litigation or proceeding is determined in our favor. In addition, to the extent that any of our intellectual property were ever deemed to violate the proprietary rights of others in any litigation or proceeding or as a result of any claim, we may be prevented from using them, which could cause a termination of our ability to sell our products. Litigation could also result in a judgment or monetary damages being levied against us.

We may experience potential increases in shipping, paper and postage costs, which may adversely affect our business if we are not able to pass such increases on to its customers.

Shipping costs are a significant expense in the operation of our business. Increases in postal or shipping rates and paper costs could significantly impact the cost of producing and mailing direct mail and shipping customer orders. Postage prices and shipping rates increase periodically, and we have no control over future increases. We generally invoice customers for shipping and handling charges. There can be no assurance that we will be able to pass on to our customers the full cost, including any future increases in the cost, of commercial delivery services such as FedEx and UPS.

We also incur substantial paper and postage costs related to its marketing activities, including producing and mailing catalogs. Paper prices historically have been cyclical, and we have experienced substantial increases in the past. Significant increases in postal or shipping rates and paper costs could adversely impact our business, financial condition, and results of operations, particularly if we cannot pass on such increases to our customers or offset such increases by reducing other costs.

Our success is dependent on key personnel.

Our future performance will depend to a significant extent upon the efforts and abilities of our senior executives and co-founders, Gary Stern and Thomas M. Livia. The competition for qualified management personnel in the computer products industry is very intense, and the loss of service of either of our founders could have an adverse effect on our business. Our success and plans for future growth will also depend on our ability to hire, train, and retain skilled personnel in all areas of our business, including sales account managers and technical support personnel. There can be no assurance that we will be able to attract, train, and retain sufficient qualified personnel to achieve our business objectives.

If we fail to achieve and maintain adequate internal controls, we may not be able to produce reliable financial reports in a timely manner or prevent financial fraud.

We will continue to document and test our internal control procedures on an ongoing basis in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires, commencing with our annual report for year ended December 31, 2008, annual management assessments of the effectiveness of internal controls over financial reporting and a report by an independent registered public accounting firm addressing such assessments if applicable. During the course of testing, we may, from time to time, identify deficiencies which we may not be able to remedy. In addition, if we fail to achieve or maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports on a timely basis or prevent financial fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Our financial results were negatively impacted by the loss of a major account during the fourth quarter of 2007 and may continue to be impacted by the loss of this customer.

From time to time we have customers that represent more than 10% of our total sales. For the year ended December 31, 2007, our largest customer, Océ North America, Inc. comprised approximately 8.9% of net sales and our top five customers comprised approximately 25.2% of net sales.  On December 11, 2007, we received a notice from Océ North America, Inc. that a certain statement of work, under which we provided services relating to the hardware they purchased from us, would be terminated effective January 15, 2008.  Sales to Océ North America, Inc. under the statement of work, including fees for the services provided and the hardware purchased from us by the company, totaled more than $3 million in 2007.  As a result of the termination of the agreement, we anticipate that our sales to Océ North America, Inc. in 2008 will significantly decline from the comparable 2007 period. Additionally, Eclypsis Corporation comprised approximately 8.7% of net sales and have significantly reduced the amount of their purchases from us.  We anticipate that our sales to Eclypsis Corporation in 2008 will significantly decline from the comparable 2007 period.  The concentration of credit risk and loss of revenues associated with any major customer could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Our industry is generally subject to intense pressure on margins.

There are considerable price pressures on computer hardware as the price for computer power continues to decline. As a result, there is intense price competition and pressure on profit margins in the computer products industry. The barrier to entry in the computer reseller market is very low and the Internet has considerably increased the number of computer resellers. In addition, an increasing number of manufacturers are providing their products direct to customers. Various other factors also may create downward pressure on our gross margins, such as fluctuations in our pricing arrangements with vendors related to shipping, shifts in vendor programs and an increasing proportion of sales to enterprise, public sector or other competitive bid accounts on which margins could be lower. If we are unable to continue to maintain or improve gross margins in the future, our business, financial condition, or results of operations would be adversely effected.

We have been notified by taxing authorities in the State of California that we will be subject to a California Board of Equalization sales tax audit which could expose us to tax liabilities and which may require us to make costly changes in our business operations, and could reduce demand for our products and services.

Based upon current interpretations of existing law, we currently collect and remit sales or use tax only on sales of products or services to residents of the states in which we have a physical presence or have voluntarily registered for sales tax collection. The U.S. Supreme Court has ruled that states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state direct marketer whose only contacts with the taxing state are distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. However, we cannot predict the level of contact with any state which would give rise to future or past tax collection obligations. Additionally, it is possible that federal legislation could be enacted that would permit states to impose sales or use tax collection obligations on out-of-state direct marketers. Furthermore, court cases have upheld tax collection obligations on companies, including mail order companies, whose contacts with the taxing state was quite limited (e.g., visiting the state several times a year to aid customers or to inspect showrooms stocking their goods). We believe our operations in states in which we have no physical presence are different from the operations of the companies in those cases and are thus not subject to the tax collection obligations imposed by those decisions. However, we can provide no assurance that certain states will not seek to impose sales tax liability on us for our past sales activities. Various state taxing authorities have sought to impose on direct marketers with no physical presence in the taxing state the burden of collecting state sales and use taxes on the sale of products shipped or services sold to those states’ residents, and it is possible that such a requirement could be imposed in the future. During January 2008, we were notified by California’s Board of Equalization of its intent to audit our business back to January 1, 2005 stating that we have an obligation to collect sales tax on sales of our products to California customers which we have not done in the past. At this time, we are not certain of the impact that the sales tax audit and potential related fines and penalties will have on our business.

Furthermore, we are subject to general business regulations and laws, as well as regulations and laws specifically governing companies that do business over the Internet. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation of e-commerce, user privacy, marketing and promotional practices (including electronic communications with our customers and potential customers), database protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, product safety, the provision of online payment services, copyrights, patents and other intellectual property rights, unauthorized access (including the Computer Fraud and Abuse Act), and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, trespass, data mining and collection, and personal privacy, among other laws, apply to the Internet and e-commerce. Unfavorable resolution of these issues may expose us to liabilities and costly changes in our business operations, and could reduce customer demand for our products. The growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. For example, legislation in California requires us to notify our California customers if certain personal information about them is obtained by an unauthorized person, such as a computer hacker. These consumer protection laws could result in substantial compliance costs and could decrease our profitability.

Risks Related To Our Common Stock

Our Common Stock price may be volatile particularly in light of the limited trading market for the stock.

There is relatively limited trading of our Common Stock in the public markets, and this may impose significant practical limitations on any shareholder’s ability to achieve liquidity at any particular quoted price. Efforts to sell significant amounts of our Common Stock on the open market may precipitate significant declines in the prices quoted by market makers.

There are restrictions on the transfer of shares of a significant number of shares of our Common Stock and future sales of these shares may cause the prevailing market price of our shares to decrease.

Most of our outstanding shares of Common Stock were sold pursuant to an exemption from registration under Section 4(2) and Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). Our Common Stock in these offerings was sold and issued only to accredited investors as defined in Regulation D. These shares of Common Stock are restricted securities and may not be resold by persons who are not our affiliates and have not been our affiliates during the prior three months for a period of up to six months from the date of the acquisition. Assuming that the current information requirements of Rule 144 of the Securities Act are met (or after one year without any other requirements) or unless sold or transferred in transactions which are exempt under applicable federal and state securities laws or pursuant to registration thereunder, Rule 144 imposes additional restrictions on the sale or transfer of shares by our affiliates. If the holders of currently restricted shares of our Common Stock choose to sell such shares in the public market under Rule 144 or otherwise, the prevailing market price for our Common Stock may decline.

We may need additional financing and may not be able to raise additional financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing shareholders.

We require substantial working capital to fund our business. We believe that our current working capital, including our existing cash balance, together with our future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next twelve months. However, if we need additional financing, such as for acquisitions or expansion or to fund a significant downturn in sales or an increase in operating expenses, there are no assurances that adequate financing will be available on acceptable terms, if at all. We may in the future seek additional financing from public or private debt or equity financings to fund additional expansion, or take advantage of opportunities or favorable market conditions. There can be no assurance such financings will be available on terms favorable to us or at all. To the extent any such financings involve the issuance of equity securities, existing shareholders could suffer dilution. If we raise additional financing through the issuance of equity, equity-related or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our Common Stock and our shareholders will experience dilution of their ownership interests. If additional financing is required but not available, we would have to implement further measures to conserve cash and reduce costs. However, there is no assurance that such measures would be successful. Our failure to raise required additional financing could adversely affect our ability to maintain, develop or enhance our product offerings, take advantage of future opportunities, respond to competitive pressures or continue operations.

Although we have paid dividends or our Common Stock in the past, we do not anticipate doing so in the foreseeable future.

Although we have paid cash dividends on our Common Stock in the past while we were a Subchapter-S corporation we do not currently anticipate paying cash dividends in the foreseeable future. Any future dividend would be at the discretion of our board of directors and would depend on our financial condition, results of operations, capital requirements, contractual obligations, the terms of any of our financing agreements at the time a dividend is considered and other relevant factors.

We have a classified board of directors that could make it more difficult for a third party to acquire us, discourage a takeover and adversely affect our stockholders.

Our board of directors is divided into three classes of directors serving staggered three-year terms. This structure is intended to provide us with a greater likelihood of continuity of management, which may be necessary for us to realize the full value of our investments. A classified board of directors also may serve to deter hostile takeovers or proxy contests. These provisions or measures also may limit the ability of our shareholders to sell their shares at a premium over then-current market prices by discouraging a third party from seeking to obtain control of us.

Our Co-Chief Executive Officers control a substantial ownership interest in us and control actions requiring a shareholder vote and may have interests that conflict with yours.

Our Co-Chief Executive Officers together own 82.23% of our issued and outstanding Common Stock. As a result, these two shareholders acting together, have the ability to control all matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our Common Stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours.

Our issuance of additional shares of Common Stock, preferred stock, options or other rights to purchase those shares would dilute the proportionate ownership and voting rights of existing shareholders.

We are authorized under our Amended and Restated Articles of Incorporation to issue up to 200,000,000 shares of Common Stock and 20,000,000 shares of preferred stock. As of March 14, 2008, 36,435,646 shares of our Common Stock were issued and outstanding, 333,333 shares were reserved for issuance under warrants, and 1,192,500 shares of Common Stock were subject to issuance upon the exercise of outstanding options. Our Board of Directors may generally offer shares of our Common Stock, Preferred Stock, options or other rights to purchase shares based upon such factors as our Board of Directors may deem relevant at that time. It is also likely that we will commence additional offerings of our securities to raise capital to fund our growth strategy, and issue additional shares or options to directors, officers and employees in connection with their services. If so, under circumstances the Board of Directors deems appropriate at the time, the percentage ownership and voting rights of existing shareholders will be diluted and could be diluted significantly if we issue large numbers of securities.

If our Common Stock is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

A penny stock is generally defined under the Exchange Act as any equity security other than a security that: (i) is an national market system stock listed on a “grandfathered” national securities exchange, (ii) is an national market system stock listed on a national securities exchange or an automated quotation system sponsored by a registered national securities association that satisfies certain minimum quantitative listing standards, (iii) has a market value of five dollars or more, or (iv) is a security whose issuer has met certain net tangible assets or average revenues, among other exemptions. Our Common Stock is not currently traded on a national securities exchange or quotation system sponsored by a national securities exchange and our transaction price is currently less than five dollars. Therefore, if we have net tangible assets of $5,000,000 or less, transactions in our Common Stock may become subject to the “penny stock” rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Common Stock, decrease liquidity of our Common Stock and increase transaction costs for sales and purchases of our Common Stock as compared to other securities. If our Common Stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed and stockholders may find it more difficult to sell their shares of our Common Stock.

Item 1B.

Unresolved Staff Comments.

Not applicable.

Item 2.

Properties

We currently lease office space and a warehouse facility located at 504 NW 77th Street, Boca Raton, FL 33487 of approximately 11,600 sq. ft. for a term expiring October 31, 2011. As of December 31, 2007, the lease agreement provides that we may lease the facility for an additional 46 months, with no renewal options, at a monthly rate of $12,521. We believe the existing facilities are in good or excellent condition. The facility may not be adequate for our needs in the future as we anticipate an increase in our full-time employees.

Item 3.

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

On August 16, 2007, we filed an action against three of our former employees and a Florida corporation established by such employees in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida for certain claims including breach of contract, breach of fiduciary duty, misappropriation, tortious interference with business relationships, civil conspiracy and violations of the Florida Uniform Trade Secrets Act and also requested a permanent injunction enjoining the employees from their continued alleged wrongful conduct. We asserted in the complaint that certain former employees conspired to resign from the Company and then began to directly compete with us in the same territories and for the same customers by incorporating, selling products and recruiting employees for a direct competitor of ours. On September 6, 2007, the defendants filed a counterclaim against us alleging that we breached the employment contracts of two of the defendants and tortiously interferred with certain of the defendants business relationships. We intend to vigorously defend against the counterclaims. Management is unable to determine the outcome of the lawsuit at this time, or estimate the probability of prevailing in connection with the request for an injunction or on the merits of these claims.

During January 2008, we were notified by California’s Board of Equalization of the board’s intent to audit our business operations relating to sales of our products in California back to January 1, 2005. At this time, we are not certain of the impact that the sales tax audit and potential related fines and penalties will have on our business. The State of California taxing authorities have not yet commenced the audit nor has a formal proceeding been commenced, although we believe that a legal proceeding is contemplated and may be commenced in the future. See Risk Factor entitled – “We have been notified by taxing authorities in the State of California that we will be subject to a California Board of Equalization sales tax audit which could expose us to tax liabilities and which may require us to make costly changes in our business operations, and could reduce demand for our products and services.”

We are involved in other litigation from time to time in the ordinary course of our business. We believe the ultimate resolution of these matters will not have a material effect on our financial position or results of operations or cash flows.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on the Pink Sheets, LLC automated interdealer electronic quotation service under the symbol “PCUV.PK.” Our Common Stock is not listed on any national or regional securities exchange. The following table sets forth the range of the high and low bid information for our Common Stock for each quarter since our Common Stock has been quoted on the Pink Sheets, LLC following the Share Exchange. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2007
First Quarter	$1.15	$0.20
Second Quarter	$1.45	$0.57
Third Quarter	$0.74	$0.32
Fourth Quarter	$0.54	$0.17
2006
Third Quarter	$1.62	$0.26
Fourth Quarter	$0.58	$0.20

Holders

As of January 7, 2008, there were 295 shareholders of record of our Common Stock. This number does not include beneficial owners of Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have paid dividends on our Common Stock in the past when we were a Subchapter-S corporation, but do not anticipate paying dividends on our Common Stock in the foreseeable future. We anticipate that we will retain future earnings, if any, to fund the development and growth of our business.

Purchases of Equity Securities

The repurchases of our Common Stock provided in the table below were made during the fourth quarter of 2007:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 through October 31, 2007	—	—	—	—
November 1 through November 30, 2007 (1)	2,046,334	$0.07	—	—
December 1 through December 31, 2007	—	—	—	—

———————

(1)

On November 6, 2007, the Board of Directors approved a repurchase of 2,046,334 restricted shares of the Company’s Common Stock from a significant shareholder, Mr. Paul Harary, in a private transaction for an aggregate purchase price of $150,000. Shares may be purchased from time to time in open market transactions or in privately negotiated transactions at the Company’s discretion.

Equity Incentive Plan

The following table provides information as of December 31, 2007 with respect to employee compensation plans under which our equity securities are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights Column (a)	Weighted–Average Exercise Price of Outstanding Options, Warrants and Rights Column (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) Column (c)

Equity compensation plans approved by security holders	1,900,834	$0.44	2,432,500

Equity compensation plans not approved by security holders	—	—	—

Total

See Item 12 of this Form 10-K for certain information regarding our Stock Incentive Plan in effect at December 31, 2007.

Unregistered Sales of Equity Securities

During the fiscal year ended December 31, 2007, we have issued the securities set forth below that were not registered under the Securities Act.

The equity transactions listed below were exempt from registration pursuant to Rule 701 and/or Section 4(2) and Rule 506 promulgated under the Securities Act. All of the transactions involved sales of shares of our Common Stock or warrants to investors meeting the SEC’s definition of “accredited investor” set forth in Rule 501 under the Securities Act. In connection with a private placement of Common Stock during April and May 2007 (the “Private Placement”), we entered into a Selling Agent Agreement (“Selling Agreement”) with Sierra Equity Group, Ltd. (“Sierra” or Selling Agent”), whereby we paid commissions to Sierra of 10% of the aggregate gross proceeds from securities sold by Sierra in the Private Placement and 3% for non-accountable expenses on the gross proceeds of each raise, for aggregate compensation of $327,500.

The securities are “restricted securities” within the meaning of Rule 144(a)(3) of the Securities Act. A legend was placed on the certificates representing the securities providing that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Date	Purchaser	Price	No. of Shares of Common Stock	Proceeds

April-May 2007	An accredited investor under the Private Placement	$0.75	3,333,334	$2,500,000

April 2007	An accredited investor providing consulting services	$0.50	5,000	—

May 2007	Selling Agent	For Selling Agent services under the Selling Agreement	1,400,000	—

May 2007	Selling Agent	For Selling Agent services under the Selling Agreement	Warrant to Purchase 333,333 shares of Common Stock, at a price of $0.75 per share for a term of 5 years with a standard cashless exercise provision.	—

May 2007	Various accredited investors	$.82	51,196	$41,979.41 (Discharge of accrued and unpaid interest in the amount of debt obligations under the Substituted and Modified Promissory Note)

June 2007	Various accredited investors	$0.75	60,000	$45,000

Date	Purchaser	Price	No. of Shares of Common Stock	Proceeds

September 2007	Three directors of the Company	For their appointment to the Board of Directors and future services to be provided to the Board	Non-qualified options granted under the Company’s 2007 Stock Incentive Plan to purchase an aggregate of 75,000 shares of Common Stock at a price of $0.375 per share for a term of 10 years.	—

September 2007 (1)	Two executive officers of the Company	For past and future services to be provided to the Company	Incentive stock options granted under the Company’s 2007 Stock Incentive Plan to purchase an aggregate of 600,000 shares of Common Stock at a price of $0.375 per share for a term of 10 years.	—

September 2007	Sixteen (16) employees of the Company	For past and future services to be provided to the Company	Incentive stock options granted under the Company’s 2007 Stock Incentive Plan to purchase an aggregate of 992,500 shares of Common Stock at a price of $0.375 per share for a term of 10 years.	—

September 2007	Two directors of the Company	For services to the Board of Directors	12,000	—

November 2007	A director of the Company	For services to the Board of Directors	7,500

———————

(1)

One of the two executive officers of the Company forfeited 300,000 options in January 2008 as a result of her resignation from the Company.

Item 6.

Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes included in this Annual Report.

Overview

We are a direct marketing reseller of technology hardware, software and services. We procure and fulfill IT solutions for the SMB market, enterprise customers (greater than 1000 computer users) and the public sector (educational institutions and state and local governments). Relationships with SMB, enterprise customers, and the public sector institutions represented 54.0%, 72.0% and 64.2% of total net sales during 2007, 2006, and 2005, respectively. The remaining sales were from Internet customers and co-op advertising funds.

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

Our management team regularly reviews our performance using a variety of financial and non-financial metrics, including, but not limited to, net sales, gross margin, cooperative advertising reimbursements, advertising expenses, personnel costs, productivity per sales team member, accounts receivable aging, inventory aging, liquidity and cash resources. Management compares the various metrics against goals and budgets and where it deems necessary, takes action designed to enhance our performance. At December 31, 2007, we had 36 team members in our consolidated operations, four of whom were sales account executives. The majority of our team members work at our corporate headquarters in Boca Raton, Florida.

We periodically review material trends and uncertainties regarding our industry and the overall economy. Although a recession or a downturn in the housing market may adversely impact our industry due to an associated decline in spending by end users of the products we sell, we currently have less than 0.3% of market share. This fact together with our hiring of additional sales representatives should help lessen the impact of a recession on our business.

We are focusing our efforts in returning to profitability in 2009. We hope to accomplish this primarily through the additional hiring of sales account executives where we can leverage our existing infrastructure. With the additional sales executives we believe we can enhance our competitiveness on the basis of offering more personalized service to our customers and  helping our customers achieve their technology needs while navigating the complex levels of products offered in the marketplace.

We continue to invest in our web, ERP and CRM infrastructure with our web properties consistently being enhanced, our ERP is scheduled for a major replacement in 2009 and we are replacing our CRM package in 2008.

Additionally, our management constantly reviews our financial statements for cost savings and ways to improve our margins. We believe that our ability to return to profitability is dependent upon our substantially increasing our revenue which may require us to obtain additional financing to grow our business. Our inability to obtain additional financing on terms acceptable to us could prevent us from hiring additional sales persons and achieving profitability.

We have lost two of our significant customers during the quarter ended December 31, 2007, specifically, Océ North America, Inc. and Eclypsis Corporation.  If we do not replace these customers, our future financial results will be negatively impacted and we may need to adjust our business model.

During the course of preparing our audited financial statements for the fiscal year ended December 31, 2007, we became aware, and on March 13, 2008 determined that we were out of compliance with certain financial covenants contained in our Financing Agreement with IBM.  On March 20, 2008, we received a notice of default from IBM, notifying us that we were in default under the Financing Agreement based on our non-compliance with one or more financial performance covenants which require that we to maintain certain financial ratios, percentages and amounts as more particularly set forth in the Financing Agreement.  As of March 26, 2008, we owed IBM approximately $1.4 million under the facility for flooring arrangements related to inventory purchases.

IBM stated in the notice of default that it has not determined at this time whether action will be taken as a result of this default; however, the Financing Agreement provides that upon the occurrence and during the continuance of an event of default, IBM, in addition to any other rights and remedies contained in the Financing Agreement, is entitled to (i) exercise any or all rights it has as a secured party under applicable law; (ii) cease making financial accommodations or extending any additional credit to us; and (iii) may, at any time at IBM’s election, without notice or demand to us, declare our obligations under the Financing Agreement to be immediately due and payable.  If we are unable to regain compliance with the financial performance covenants and IBM exercises its remedies under the Financing Agreement, our financial condition and operating results will be adversely affected, and we will be required to seek additional debt or equity financing which sources of financing have not been indentified at this time.

During January 2008, we were notified by California’s Board of Equalization of its intent to audit our business back to January 1, 2005 stating that we have an obligation to collect sales tax on sales of our products to California customers which we have not done in the past.  At this time, we are not certain of the impact that the sales tax audit and potential related fines and penalties will have on our business. We have made no contingent liability for this issue and have engaged a firm to represent us in the audit.

While we currently operate as a going concern, certain significant factors raise substantial doubt about our ability to continue to operate as a going concern. We have incurred significant losses since inception. We rely on the Financing Agreement with IBM to provide financing for our inventory purchases and funding our working capital needs.  Our management is in the process of seeking additional capital to satisfy our financial covenants and to sustain operations.  Our management can provide no assurance that we will be successful in raising any necessary additional capital.  These factors, among others, raise substantial doubt about our ability to continue to operate as a going concern.

Management’s Plans to Address Operating Conditions

Our management’s plans to address these conditions consist any or all of the following: operating cost savings, increased sales volume, increased margins, reducing personnel costs, refinancing our current debt and securing additional financing in the form of long term debt or additional equity through the issuance of preferred or common stock.

We make additional company information available free of charge on our web site, www.pcuniverse.com/investorrelations.  Information on our website is not part of this annual report.

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

We believe that following critical accounting policies affect our more significant judgments and estimates used in our preparation of our financial statements, and therefore should be read in conjunction with our summary of significant accounting policies (see Note 2 of our Notes to Consolidated Financial Statements). Our critical accounting policies are as follows:

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

We defer revenue for the TechPoints program, a customer loyalty program. TechPoints must be redeemed to be converted to an award of a particular product on our web sites. TechPoints cannot be redeemed for cash but may be used as a discount off a customer’s future purchase. Currently, TechPoints expire one year after issuance, but the expiration period is subject to change. We use EITF 00-22, “Accounting for “Points” and Certain Other

Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future.” During 2005 and 2006, these amounts were not material.  At December 31, 2007, we included $35,138 in deferred revenue.

Additionally, we offer limited return rights within 30 days on our product sales. We have demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience. If actual credits were to deviate significantly from our estimates, our results of operations could be adversely affected. We had no allowances for sales returns, net of cost at December 31, 2007 and 2006, respectively.

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

Impairment of Fixed Assets

We review our long-lived assets, which include property and equipment and intangibles, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. If our analysis indicates that a possible impairment exists, based on our estimate of undiscounted future cash flows, we are required to estimate the fair value of the asset. An impairment charge is recorded for the excess of the asset carrying value over its fair value, if any. The fair value is determined either by a third party appraisal or estimated discounted future cash flows. At December 31, 2007, our review resulted in no impairment charge.

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

	Year Ended December 31,
	2007	2006	2005
Systems	21.2%	26.2%	26.1%
Output Devices	18.3%	16.6%	19.9%
Networking	9.4%	10.8%	14.2%
Storage Devices	7.5%	8.9%	9.3%
Software	3.0%	4.3%	4.3%
Input Devices	4.3%	3.6%	3.3%
Memory	6.4%	5.1%	3.9%
Video	1.8%	3.1%	0.8%
Other	28.1%	21.4%	18.2%
Total	100.0%	100.0%	100.0%

Comparison of Years Ended December 31, 2007 and 2006

Net Sales and Services. Net sales and services increased 30.4% to $34.6 million in 2007 compared to $26.6 million in 2006, due to an increase in the volume of goods being sold. Of this amount, account executive assisted sales decreased 1.6% to $18.7 in 2007 from $19.0 in 2006. Internet revenue increased 118.9% to $16.2 million in 2007 from $7.4 million in 2006 due to our revenue sharing relationship with Amazon.com.

Gross Profit. Gross profits increased to $4.0 million in 2007 compared to $3.7 million in 2006. Gross profit as a percentage of net sales decreased to 11.7% in 2007, compared to 13.8% in 2006. The decrease in gross profit percentage resulted from adjusting pricing and margin for Internet sales. Gross profit margins as a percent of sales will continue to vary due to changes in vendor programs, product and customer mix, pricing strategies and economic conditions. The use of our line of credit to fund the expansion of accounts receivable and inventory incurred interest expense of $15,000 and $37,000 for the years ended December 31, 2007 and 2006, respectively. The interest rate of the working capital lines is tied to the prime rate. The effects of increases in the prime rate during 2007 were offset by a reduction in our usage of the working capital line of credit compared to 2006.

Selling and Advertising Expenses. Selling and Advertising expenses, which primarily consisted of salesperson and marketing salaries, increased to $2.3 million in 2007 from $1.9 million in 2006 primarily due to increased marketing salaries, and decreased as a percentage of net sales to 6.6% in 2007 compared to 7.0% in 2006.

General and Administrative Expenses. General and Administrative expenses, which primarily consist of administration and officer expenses, and professional fees, increased to $3.0 million for 2007 from $1.8 million in 2006, and increased as a percentage of net sales to 8.6% in 2007 compared 6.6% in 2006. The increase in general and administrative expenses was due to the following:

•

Salaries, wages and benefits increased $427,000 during 2007 as compared to the prior year.

•

Professional fees rose $511,000 as we hired legal and professional help in completing our public filings with the SEC.

Interest Expense. Interest expense decreased to $49,000 in 2007, compared to $95,000 in 2006. The interest expense was due to interest owed on the outstanding $500,000 note payable and capital leases.  The note payable was extinguished during 2007.

Other Income. Other income increased to $50,000 in 2007, compared to $30,000 in 2006 and consisted primarily of interest income on deposit at a commercial bank.

Income Tax Provision. The income tax benefit for 2007 was $45,000, compared to an expense of $46,000 during 2006. The effective tax rates expressed as a percent of income were 0% and 0% for the years ended December 31, 2007 and 2006, respectively. The income tax provision changed in 2006 due to the termination of our Sub-Chapter S tax election in June 2006.

Net Income (Loss). As a result of the foregoing, net loss for fiscal year 2007 was $1,276,000, or $0.03 per diluted share, as compared to a net loss of $68,000, or $0.00 per diluted share, for fiscal year 2006.

Comparison of Years Ended December 31, 2006 and 2005

Net Sales and Services. Net sales and services increased 5.3% to $26.6 million in 2006 compared to $25.2 million in 2005, due to an increase in the volume of goods being sold. Of this amount, account executive assisted sales increased 16.6% to $19.0 in 2006 from $16.3 in 2005. Internet revenue decreased 17.1% to $7.4 million in 2006 from $8.9 million in 2005 due to fewer sales following management’s adjustment of pricing to increase margins for Internet based sales.

Gross Profit. Gross profits increased to $3.7 million in 2006 compared to $3.2 million in 2005. Gross profit as a percentage of net sales increased to 13.8% in 2006, compared to 12.5% in 2005. The increase in gross profit percentage resulted from adjusting pricing and margin for Internet sales. Gross profit margins as a percent of sales will continue to vary due to changes in vendor programs, product and customer mix, pricing strategies and economic conditions. Our use of our line of credit to fund the expansion of accounts receivable and inventory incurred interest expense of $37,000 and $11,000 for the periods ended December 31, 2006 and 2005, respectively. The interest rate of the working capital lines is tied to the prime rate. The effects of increases in the prime rate during 2006 were offset by a reduction in our usage of the working capital line of credit compared to 2005.

Selling and Advertising Expenses. Selling and Advertising expenses, which primarily consisted of salesperson salaries, remained flat at $1.9 million in 2006 and $1.9 million in 2005, and decreased as a percentage of net sales to 7.0% in 2006 compared to 7.4% in 2005.

General and Administrative Expenses. General and Administrative expenses, which primarily consist of administration and officer expenses, and professional fees, increased to $1.8 million for 2006 from $1.6 million in 2005, and increased as a percentage of net sales to 6.6% in 2006 compared 6.2% in 2005. The increase in general and administrative expenses was due to the following:

•

Salaries, wages and benefits increased $28,000 during 2006 as compared to the prior year.

•

Professional fees rose $120,000 as we hired legal and professional help in completing the 2006 merger with Poker TV.

Interest Expense. Interest expense increased to $95,000 in 2006, compared to $84,000 in 2005. The interest expense was due to interest owned on the outstanding $500,000 note payable and capital leases.

Other Income. Other income decreased to $30,000 in 2006, compared to $60,000 in 2005 and consisted primarily of interest income on deposit at a commercial bank.

Income Tax Provision. The income tax provision for 2006 was $46,000. The effective tax rate expressed as a percent of income was 212% for the year ended December 31, 2006. The income tax provision from the termination of our Sub-Chapter S tax election in June 2006. In 2005, the Company had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code and therefore was not subject to income taxes.

Net Income (Loss). As a result of the foregoing, net loss for fiscal year 2006 was $68,000, or $0.00 per diluted share, as compared to net loss of $307,000, or $0.01 per diluted share, for fiscal year 2005.

Inflation

We do not believe that inflation has had a material impact on our results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

Our total assets were $5.2 million at December 31, 2007, of which $4.4 million were current assets. As of December 31, 2007, we had cash and cash equivalents of $2.0 million and had working capital of $346,000 compared to working capital of approximately $27,000 at December 31, 2006. The increase in working capital from December 31, 2006 was primarily a result of proceeds from private placements that we completed April 2007 through June 2007 with accredited investors, as well as repayment of our outstanding $500,000 note payable which reduced our current liabilities.

Approximately 47% of our sales are processed on open account terms offered to our customers, which increased our accounts receivable balance. To finance these sales, we leverage our secured line of credit for timing differences in cash inflows and cash outflows to invest in the growth of our business. The secured line of credit is utilized from time to time to invest in capital purchases, to purchase inventory for general stock as well as for certain customers, and to take full advantage of available early pay discounts.

We have a secured line of credit of up to $4,000,000 with IBM. The credit facility is collateralized by accounts receivable and inventory, and it can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions. This credit facility has an annual automatic renewal which occurs on November 1 of each fiscal year. Either party can terminate this agreement with 60-days’ written notice prior to the renewal date. The working capital and inventory advances bear interest at a rate of the prime rate. Our line of credit is defined by quick turnover, large amounts under the flooring facility and short maturities. All amounts owed under our line of credit are due on demand. Inventory advances do not bear interest if paid within terms, usually 50 days from the advance date. The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions and merger and consolidation of the Company. At December 31, 2007, we were not compliant with all covenants of contained in the Financing Agreement. At December 31, 2007, there were no amounts owed for working capital advances and $2.1 million was owed under the facility for flooring arrangements related to inventory purchases. At December 31, 2007, the total amount available for future borrowing was $543,000 at an interest rate in effect at that time of 7.25%. On March 20, 2008, we received a notice of default from IBM notifying us that we are out of compliance with one or more financial performance covenants under the Financing Agreement and that we are currently in default under the Financing Agreement.  IBM has not determined at this time whether action will be taken as a result of this default, however, the Financing Agreement provides that upon the occurrence and during the continuance of an event of default under the Financing Agreement, IBM, in addition to any other rights and remedies contained in the Financing Agreement, is entitled to (i) exercise any or all rights it has as a secured party under applicable law; (ii) cease making financial accommodations or extending any additional credit to us; and (iii) may, at any time at IBM’s election, without notice or demand to us, declare our obligations under the Financing Agreement to be immediately due and payable.  We do not currently have the cash on hand to repay our obligations in full were IBM to demand immediate repayment under the Financing Agreement, and furthermore, we are not certain if additional debt or equity financing would be available to us on acceptable business terms or at all.

We measure liquidity as the sum of total cash and unused borrowing availability, and we use this measurement as an indicator of how much access to cash we have to either grow the business through investment in our business, acquisitions, capital expenses or to contend the adversity such as unforeseen operating losses potentially caused by reduced demand for our products and services, loss of a large customer, material uncollectible accounts receivable, or material inventory write-downs, as examples. At December 31, 2007, our liquidity was $2,583,000.

During the past 3 years, we have experienced net losses. We have fluctuations in operating cash flows that are not correlated with any certainty. In the years we have had net losses, operating cash flows have been both positive and negative. It is possible that we will continue to have these fluctuations in the future.

Management’s plans to address operating conditions consist any or all of the following: operating cost savings, increased sales volume, increased margins, reducing personnel costs, refinancing our current debt and securing additional financing in the form of long term debt or additional equity through the issuance of preferred or common stock with a minimum raise of $1 million.

Capital expenditures in 2007 totaled $614,000. This includes improvements to our web properties, computer and software purchases, leasehold improvements, vehicles and improvements to our information technology systems. In 2008, we anticipate spending $500,000 for improvements to our web properties, computer and software purchases, leasehold improvements and improvements to our information technology systems. In 2009, we anticipate spending $1,300,000 for improvements to our web properties, computer and software purchases including a new ERP software package, leasehold improvements and improvements to our information technology systems.

We believe that our existing available cash and cash equivalents, operating cash flow, and existing credit facilities will be sufficient to satisfy our operating cash needs for at least the next 12 months at our current level of business. However, if our working capital or other capital requirements are greater than currently anticipated, we could be required to seek additional funds through sales of equity, debt or convertible securities, or through increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to us and our shareholders.

While we currently operate as a going concern, certain significant factors raise substantial doubt about our ability to continue to operate as a going concern. We have incurred significant losses since inception. We rely on the Financing Agreement with IBM to provide financing for our inventory purchases and funding our working capital needs.  Our management is in the process of seeking additional capital to satisfy our financial covenants and to sustain operations.  Our management can provide no assurance that we will be successful in raising any necessary additional capital.  These factors, among others, raise substantial doubt about our ability to continue to operate as a going concern.

Cash Flows

Operating Activities: Net cash flow provided by operating activities was $626,000 during 2007 primarily due to a pay-down of our accounts payable due to increased collections of our accounts receivable balance from additional accounting staff to work on collections. Additionally, accounts receivable experienced a significant reduction in 2007 due to a large payment for the large product sale at the end of 2006 and improved collections on SMB accounts.

Net cash flow provided by operating activities was $265,000 during 2006. This primarily resulted from an increase in days sales outstanding due to poor collections and an increase in accounts payable due to a large late 2006 product sale.

Net cash flow used in operating activities was $697,000 during 2005 primarily due to an increase in days sales outstanding due to poor collections.

Investing Activities. Net cash used in investing activities totaled $599,000 in 2007, $276,000 in 2006, $140,000 in 2005. Cash was used for the capital expenditures and expenditures were higher in 2007 due to increased investment in web properties, computer and software programs and improvements to our information technology systems. We intend to continue to upgrade our internal information systems as a means to increase operational efficiencies.

Financing Activities. Net cash provided by financing activities increased to $1,087,000 in 2007, which increase was due to the private placement of equity financing and reduced for principal payments on a note payable. In 2006 and 2005, net cash provided by financing activities was $543,000 and $964,000, respectively and was due to increased borrowing on our line of credit.

Recent Accounting Pronouncements.

See Note 2 of the Financial Statements for a discussion of recently pronounced accounting announcements.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 8.

Financial Statements and Supplementary Data

The information required by this item is included in this report beginning at page F-1.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).

Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Co-Principal Executive Officers and Principal Financial Officer, of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13 a-15(e).  Based upon that evaluation, the Co-Principal Executive Officer’s and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

During the fourth quarter of 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.

Other Information

None.

Part III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2008 Annual Meeting under the caption “Proposal No. 1: Election of Directors.”

Item 11.

Executive Compensation

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2008 Annual Meeting under the caption “Executive Compensation.”

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2008 Annual Meeting under the caption “Stock Ownership of Management and Certain Other Holders.”

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2008 Annual Meeting under the caption “Certain Relationships and Related Transactions.”

Item 14.

Principal Accountant Fees and Services

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2008 Annual Meeting under the caption “Principal Accounting Firm Fees.”

Item 15.

Financial Statements and Exhibits

(a)

The financial statements required to be included in this Annual Report appear at the end of the Annual Report beginning on page F-1.

(b)

See the Exhibit Index below

Index to Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among The Poker TV Network, Inc., representatives of The Poker TV Network, Inc., PC Universe, Inc., Gary Stern and Thomas M. Livia, dated June 1, 2006.*
2.2	Articles of Merger of PC Universe, Inc. and The Poker TV Network, Inc. as filed with the Secretary of State of the State of Florida on June 29, 2006.*
2.3	Articles of Merger of PC Universe, Inc. and The Poker TV Network, Inc. as filed with the Secretary of State of the State of Nevada on June 14, 2006.*
3.1	Amended and Restated Articles of Incorporation of PC Universe, Inc. as filed with the Secretary of State of the State of Nevada on June 14, 2006.*
3.2	Amendment to Amended and Restated Articles of Incorporation of PC Universe, Inc. as filed with the Secretary of State of the State of Nevada on June 21, 2006.*
3.3	Amended and Restated Bylaws of PC Universe, Inc.*
4.1	2007 Stock Incentive Plan approved at the 2007 Annual Meeting of Stockholders.*
4.2	Form of Subscription Agreement to Purchase Common Stock of PC Universe, Inc. in connection with Private Placement.*
4.3	Form of Warrant issued to Sierra Equity Group, Ltd. and its assigns in connection with Private Placement.*
10.1	Employment Agreement by and between PC Universe, Inc. and Thomas M. Livia, dated May 14, 2007.*
10.2	Employment Agreement by and between PC Universe, Inc. and Gary Stern, dated September 8, 2007.*
10.3	Selling Agreement by and between PC Universe, Inc. and Sierra Equity Group, Ltd., dated March 27, 2007.*
10.4	Letter Amendment to Selling Agreement by and between PC Universe, Inc. and Sierra Equity Group, Ltd., dated April 2, 2007.*
10.5	Industrial Lease Agreement, dated as of May 11, 2001, by and between Teachers Insurance and Anuity Association of America, and PC Universe, Inc.*
10.6	First Amendment to Industrial Lease Agreement, dated as of October 30, 2006, by and between Teachers Insurance and Anuity Association of America, and PC Universe, Inc.*
10.7	Business Loan Agreement, dated August 2, 2004, in the principal amount of $500,000, executed by PC Universe, Inc., a Florida corporation, in favor of Gary S. Sylvan, Nominee.*
10.8	Substituted and Modified Promissory Note, dated September 19, 2005, in the principal amount of $500,000, executed by PC Universe, Inc., a Florida corporation, in favor of Gary S. Sylvan, Nominee.*
10.9	Commercial Security Agreement, dated as of August 2, 2004, by PC Universe, Inc. to and for the benefit of Gary S. Sylvan, Nominee.*
10.10	Amazon.com Merchant Partner Agreement++*
10.11	Registration Rights Letter Agreement addressed to Paul Harary, dated April 5, 2007.*
10.12	Stock Purchase Agreement by and between PC Universe, Inc. and Paul Harary, dated November 6, 2007 .*
10.13	Agreement for Wholesale Financing by and between PC Universe, Inc. and IBM Credit LLC, dated October 22, 2007.*
31.1	Co-Principal Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.2	Co-Principal Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.3	Principal Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
32	Co-Principal Executive Officers and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.

———————

++

Confidential Treatment of certain redacted portions of agreement has been requested and granted by the SEC.

*

Previously filed as exhibits to the Company’s registration statement on Form 10 filed with the Securities and Exchange Commission on September 11, 2007, as amended on November 16, 2007 and on January 3, 2008, and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC UNIVERSE, INC.

Date: March 31, 2008
	By:	/s/ GARY STERN
Gary Stern, Chairman and Co-Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2008
	By:	/s/ THOMAS M. LIVIA
Thomas M. Livia, President and Co-Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2008
	By:	/s/ MICHAEL LABINSKI
Michael Labinski, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Date: March 31, 2008
	By:	/s/ DEAN ROSENBACH
Dean Rosenbach

Date: March 31, 2008
	By:	/s/ VICTOR GRILLO
Victor Grillo

Date: March 31, 2008
	By:	/s/ RANDALL PAULFUS
Randall Paulfus

Date: March 31, 2008
	By:	/s/ BRUCE MARTIN
Bruce Martin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

PC Universe, Inc.

We have audited the accompanying balance sheets of PC Universe, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PC Universe, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty In Income Taxes – an Interpretation of FASB Statement No. 109 on January 1, 2007.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company was not in compliance with the financial covenants under its line of credit with IBM Credit, LLC at December 31, 2007. A default of the covenants could result in a termination of the credit agreement. The default and its impact on the Company’s ability to continue finance its inventory purchases and provide working capital raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Reznick Group, P.C.

Vienna, Virginia

March 31, 2008

PC Universe, Inc.

BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,040,029	$926,199
Accounts receivable
(net of allowance of $37,212 and $0 for 2007 and 2006, respectively).
	1,544,939	3,612,634
Due from officers	—	15,035
Employee advances	862	7,958
Other receivables	51,138	20,271
Inventories (net of allowance for obsolete and slow-moving inventories of $25,000 and $4,204 for 2007 and 2006, respectively).	624,192	706,543
Prepaid expenses and deposits	115,060	90,231
Deferred income taxes	—	6,403
Total current assets	4,376,220	5,385,274
PROPERTY AND EQUIPMENT, NET
Property and equipment	1,371,568	757,426
Less: accumulated depreciation and amortization	(592,042)	(367,387)
Property and equipment, net	779,526	390,039
Total assets	$5,155,746	$5,775,313

See notes to financial statements

PC Universe, Inc.

BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Notes payable	$—	$569,283
Capital lease obligation	161,996	19,513
Accounts payable	1,061,004	1,907,224
Line of credit	2,128,269	2,538,990
Accrued expenses	621,935	134,931
Deferred revenue	35,138	—
Customer deposits	21,987	173,529
Total current liabilities	4,030,329	5,343,470
LONG-TERM DEBT
Capital lease obligation, less current portion	114,581	80,767
DEFERRED INCOME TAXES	—	52,710
Total liabilities	4,144,910	5,476,947
COMMITEMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.001 per share, 20,000,000 shares authorized, and no shares issued and outstanding
	—	—
Common stock, par value $.001 per share, 200,000,000 shares authorized, issued and outstanding 38,481,980 and 33,612,950 shares, respectively

	38,482	33,613
Additional paid-in capital	2,334,130	200,387
Treasury Stock (2,046,334 shares at cost)	(150,000)	—
Accumulated (deficit) earnings	(1,211,776)	64,366
Total stockholders’ equity	1,010,836	298,366
Total liabilities and stockholders’ equity	$5,155,746	$5,775,313

See notes to financial statements

PC Universe, Inc.

STATEMENTS OF OPERATIONS

Years ended December 31, 2007 and 2006

	2007	2006
Net sales and services	$34,635,398	$26,555,658

Cost of sales and services	30,597,279	22,889,196

Gross profit	4,038,119	3,666,462

Selling and advertising expenses	2,281,046	1,867,443
Provision for doubtful accounts	96,835	31,287
General and administrative expenses	2,982,746	1,725,196

Income (loss) from operations	(1,322,508)	42,536

Other income (expenses)
Interest expense	(49,258)	(94,725)
Miscellaneous income	50,198	30,383

Total other income (expenses)	940	(64,342)

Loss before income taxes	(1,321,568)	(21,806)

Total benefit (provision) for income taxes	45,426	(46,307)

NET LOSS	$(1,276,142)	(68,113)

Weighted average - number of common shares outstanding
Basic	36,723,316	31,941,164

Diluted	36,723,316	31,941,164

Net loss per common share
Basic	$(0.03)	$(0.00)

Diluted	$(0.03)	$(0.00)

See notes to financial statements

PC Universe, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2007 and 2006

	Preferred stock		Common stock		Additional paid-in capital	Treasury Stock		Accumulated earnings (deficit)	Total
	Shares	Amount	Shares	Amount		Shares	Amount

Balance, December 31, 2005	—	$—	29,953,334	$474	$110,526	—	—	$132,479	$243,479
Net shares issued as a result of the TPTVN reverse merger	—	—	3,373,366	32,853	(32,853)	—	—	—	—
Stock issued for services	—	—	106,250	106	32,894	—	—	—	33,000
Stock issued	—	—	180,000	180	89,820	—	—	—	90,000
Net loss	—	—	—	—	—	—	—	(68,113)	(68,113)

Balance, December 31, 2006	—	$—	33,612,950	$33,613	$200,387	—	—	$64,366	$298,366

Issuance of common stock for cash through a private placement	—	—	3,393,334	3,393	2,541,607	—	—	—	2,545,000
Stock issued for services	—	—	24,500	25	12,875	—	—	—	12,900
Private placement offering costs	—	—	1,400,000	1,400	(524,764)	—	—	—	(523,364)
Issuance of common stock in exchange for accrued interest on debt	—	—	51,196	51	41,930	—	—	—	41,981
Stock based compensation	—	—	—	—	62,095	—	—	—	62,095
Treasury stock purchased at cost	—	—	—	—		(2,046,334)	(150,000)	—	(150,000)
Net loss	—	—	—	—	—	—	—	(1,276,142)	(1,276,142)

Balance, December 31, 2007	—	$—	38,481,980	$38,482	$2,334,130	(2,046,334)	$(150,000)	$(1,211,776)	$1,010,836

See notes to financial statements

PC Universe, Inc.

STATEMENTS OF CASH FLOWS

Years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net loss	$(1,276,142)	$(68,113)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Non-cash interest expense	22,546	32,185
Depreciation and amortization	224,655	106,300
Allowance for doubtful accounts	96,835	31,287
Provision for obsolete or slow-moving inventories	20,796	—
Deferred income taxes	(46,307)	46,307
Stock based compensation	62,095	—
Stock issued for services	12,900	33,000
(Increase) decrease in operating assets
Accounts receivable	1,970,960	(898,924)
Employee advances	7,096	9,467
Other receivables	(30,867)	4,262
Inventories	61,555	(211,853)
Prepaid expenses and deposits	(24,829)	(31,873)
Increase (decrease) in operating liabilities
Accounts payable	(846,220)	1,086,524
Accrued expenses	487,005	90,062
Deferred revenue	35,138	—
Customer deposits	(151,542)	36,275

Total adjustments	1,901,716	333,019

Net cash provided by operating activities	625,574	264,906

See notes to financial statements

PC Universe, Inc.

STATEMENTS OF CASH FLOWS

Years ended December 31, 2007 and 2006

	2007	2006

Cash flows from investing activities
Purchases of property and equipment	(614,142)	(278,843)
Advances to (from) officers, net	15,035	1,912

Net cash used in investing activities	(599,107)	(276,931)

Cash flows from financing activities
Proceeds from equity offering	2,545,000	90,000
Offering costs	(523,364)	—
Purchase of treasury stock	(150,000)	—
Proceeds from capital lease obligations	240,655	74,654
Repayment on capital lease obligations	(64,358)	(18,650)
Payments on note payable	(549,849)	—
Proceeds from revolving lines of credit	34,524,331	16,051,519
Repayments of revolving lines of credit	(34,935,052)	(15,654,888)

Net cash provided by financing activities	1,087,363	542,635

NET INCREASE IN CASH AND CASH EQUIVALENTS
	1,113,830	530,610

Cash and cash equivalents, beginning	926,199	395,589

Cash and cash equivalents, ending	$2,040,029	$926,199

Supplemental disclosure of cash flow information:
Cash paid for interest	$76,560	$112,532

See notes to financial statements

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

PC Universe, Inc. (formerly known as The Poker TV Network, Inc.) was formed under the laws of the State of Nevada and in June 2006, merged with PC Universe, Inc. (the old Company), a Florida corporation. The corporation is a direct marketer of multi brand computers and related technology and services primarily through the Internet throughout the United States.

On June 1, 2006, PC Universe, Inc. (“PCU”), pursuant to an agreement with The Poker TV Network, Inc. (TPTVN), a publicly traded company, acquired all the outstanding common stock in PCU (“reverse merger”). In the reverse merger each share of the 200 issued and outstanding shares of common stock of PCU were converted into the right to receive 449,300 shares of TPTVN common stock. As a result of the merger, the former shareholders of PCU received approximately 89.87% ownership of TPTVN. For accounting purposes, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the acquisition has been accounted for as a recapitalization of PCU with PCU as the acquirer (reverse acquisition). A reverse acquisition occurs if a company, other than the legal acquirer, is deemed to be the “accounting acquirer” in a business combination effected by the issuance of voting securities. In this regard, PCU is considered the accounting acquirer and TPTVN is considered the accounting target.

Subsequent to the reverse merger, TPTVN changed its name to PC Universe, Inc.

Management’s Plans

The financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2007, the Company was not in compliance with the financial covenants under its line of credit agreement with IBM Credit, LLC. The Company was unable to obtain a waiver for financial covenant defaults which existed as of December 31, 2007. The Company is currently discussing with IBM Credit, LLC a waiver and amendment of the financial covenants to align with its expected financial performance during fiscal 2008. IBM Credit, LLC has indicated that additional equity funding in the Company in an amount sufficient to meet the debt to equity covenant would be required in order to enable IBM Credit LLC to waive the covenant default. If the Company is not successful in obtaining the amendment and waiver, it will seek to refinance the defaulted debt on new terms or seek an alternative financing source. Under the current credit agreement, the Company may be prohibited from drawing additional funds, which could impair its ability to maintain sufficient working capital or finance future inventory purchases. Either situation would have a material adverse effect on the solvency of the Company. If a refinancing cannot be successfully concluded, then, upon default of the financial covenants, the payment of the bank debt could be demanded immediately by the lender. If such demand were made, the Company currently has insufficient cash to pay its bank debt in full. These factors raise substantial doubt about the Company’s ability to continue as a going concern. While management is confident in the possibility of either reaching agreement with the lender or obtaining alternative financing, acceptable terms of such agreements or financing may not be available and therefore there are no guaranties of successfully achieving such results. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Management’s plans to address operating conditions consist any or all of the following: operating cost savings, increased sales volume, increased margins, reducing personnel costs, refinancing our current debt and securing additional financing in the form of long term debt or additional equity through the issuance of preferred or common stock with a minimum raise of $1 million.

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents represent highly liquid investments with original maturities of three months or less at the date of purchase.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical collection experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

As of December 31, 2007 and 2006, accounts receivable in the amount of $1,262,872 and $3,432,818 were pledged as collateral in connection with the line of credit (see note 3).

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventories consist entirely of finished goods which are primarily computers and related software and equipment.

The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

The Company currently buys a significant portion of its products from 4 suppliers. Purchases from Tech Data, Ingram Micro, Synnex and SED represented 40.2%, 16.7%, 9.5% and 7.6%, respectively, of total product purchases in 2007. Purchases from Tech Data, Ingram Micro, Synnex and SED represented 40.1%, 12.3%, 11.3% and 5.0%, respectively, of our total product purchases in 2006. No other vendor supplied more than 10.0% of total product purchases in 2007 or 2006. Although there are a limited number of manufacturers, the Company believes that other suppliers could provide similar products if its relationship with any of these suppliers were interrupted.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three to ten years. Leasehold improvements are amortized over the lease term or estimated useful life. Depreciation expense on equipment obtained under capital lease obligations is included with depreciation expense for similar types of equipment. Improvements or major renewals that extend the useful lives of the respective assets are capitalized, while expenditures for maintenance and repairs are expensed as incurred. Depreciation expense, which is included in general and administrative expenses, amounted to $227,966 and $106,300 during 2007 and 2006, respectively.

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

Property and equipment consists of the following:

	December 31,
	2007	2006

Computer equipment	$371,301	$238,468
Web site development costs	543,335	269,848
Motor vehicles	110,134	110,134
Software	228,860	57,918
Office furniture & equipment	64,639	46,429
Leasehold improvements	44,753	34,629
Warehouse equipment	8,546	—
	1,371,568	757,426
Less: Accumulated depreciation and amortization	(592,042)	(367,387)
Total property and equipment, net	$779,526	$390,039

The Company purchased $76,943 of equipment and $53,485 of software that is not expected to be placed into service until 2008.

Web Site Development Costs

The Company capitalizes eligible costs associated with software developed or obtained for internal use in accordance with AICPA Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, and with Emerging Issues Task Force (“EITF”) No. 00-02, “Accounting for Web Site Development Costs”. Accordingly, the Company expenses all costs that relate to the planning and post implementation phases. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, generally three years. Costs associated with minor enhancements and maintenance for the Company’s website are expensed as incurred.

Deferred Rent

The Company recognizes rent expense, including the effects of lease incentives or abatements, on a straight-line basis over the term of each lease.

Income Taxes

Prior to June 1, 2006 the Company had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code and therefore was not subject to income taxes. Taxable income or loss was passed through and reported by the individual shareholders. Subsequent to the reverse merger the Company was reorganized as a C corporation under which income taxes are accounted for under the asset and liability method in accordance with SFAS 109 “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Adopted Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. Any cumulative effect of applying FIN 48 would be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. The Company adopted FIN 48 on January 1, 2007, and there was no impact to the financial statements in conjunction with its adoption.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, prices are fixed or determinable, and ability to collect is probable. The Company considers the point of delivery to be when the risks and rewards of ownership have transferred to the customer. The Company’s shipping terms dictate that passage of title occurs upon receipt of products by the customer.

The majority of the Company’s revenue is from sales of tangible products and is recognized on a gross basis. Sales are reported net of sales, use or other transaction taxes that are collected from the customers and remitted to taxing authorities. Sales are reported net of returns and allowances in accordance with the provisions of SFAS No. 48 "Revenue Recognition When Right of Return Exists." The Company has demonstrated the ability to make reasonable and reliable estimates of product returns based on historical experience. The Company has recorded no allowances for sales returns at December 31, 2007 and 2006, respectively. In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", shipping and handling fees billed to customers are recorded as sales and the related freight costs as a cost of sales.

The Company recognizes revenue on a gross basis for drop-shipments from its distributors and vendors, in accordance with EITF No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent". The Company has full latitude in establishing price with the customer, selecting the its distributors and vendors, and is obligated to compensate the distributors and vendors for regardless of whether the customer accepts the product and the Company bears credit risk; therefore, these revenues are recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales.

Third party services and extended warranties that are sold (for which the Company is not the primary obligor) are recognized on a net basis in accordance EITF No. 99-19. The Company does not take title to the products or assume any maintenance or return obligations in these transactions; title is passed directly from the supplier to its customer. Accordingly, such revenue is recognized in sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount to be retained, with no cost of goods sold.

The Company is involved in revenue sharing arrangements with its online partners where the consumer purchases products using sites hosted by the online partner. Revenue is effectively allocated to each partner based on the percentage of sales at each site. The allocated revenue is shared according to merchant partner agreements. Revenue is recorded at gross amounts and merchant partner payments are recorded in cost of sales, pursuant to the provisions of EITF No. 99-19.

Technical services revenue is recognized upon completion and invoiced after performance.

The Company accounts for its customer loyalty program (“TechPoints”) in accordance with EITF 00-22, “Accounting for ’Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” Generally, this program offers customers a percentage dollar discount on future merchandise purchases within stated redemption periods based upon specified levels of merchandise in a current transaction.

The Company accounts for cash received from customers as prepayments for future products or services as deferred revenue. The Company recognizes revenue associated with those cash receipts in accordance with the above policies.

Cost of Sales and Services

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

Components of cost of sales and services include the purchase price of products and services, inbound and outbound shipping charges, revenue sharing payments and direct payroll costs

Selling and Advertising Expense

Components of selling and advertising expenses include marketing costs, advertising costs, salesperson and marketing payroll, commission expense, credit card fees and internet charges. The Company expenses advertising costs as incurred. Total advertising expenses for the years ended December 31, 2007 and 2006 amounted to $144,585 and $87,381, respectively.

The Company receives cooperative advertising expense reimbursements from vendors who support its marketing and advertising activities. Cooperative reimbursements from vendors are recorded in the period the related advertising expenditure is incurred. The Company classifies vendor consideration as either a reduction of advertising expense or as a reduction of cost of sales and services in accordance with EITF No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Most vendor consideration received for cooperative advertising is considered a reduction of cost of sales. Advertising expense is offset by cooperative advertising funds when the reimbursement represents specific, incremental and identifiable costs. The following table presents the gross amounts that are netted together in its advertising expense line item.

	2007	2006
Gross advertising expense	$144,585	$87,381
Gross advertising reimbursements	—	—
Advertising expense	$144,585	$87,381

General and Administrative Expense

Components of general and administrative expenses include finance and operations payroll, executive compensation, rent, professional fees, payroll taxes and benefits, utilities, depreciation expense and non income related taxes and fees.

Stock Based Compensation

The Company’s stock incentive plans provide for the grant of options to acquire shares of common stock to certain employees, non-employee directors, consultants and others. Each option granted has an exercise price of 100% of the market value of the common stock on the date of the grant. The options generally have a contractual life of 10 years and generally vest and become exercisable in 20% increments over five years.

On June 1, 2006, the Company adopted SFAS No. 123(R), ”Share-Based Payments.”, requiring measurement and recognition of expense for all share-based payment awards to employees and directors based on estimated fair values.

Stock-based compensation expense is recorded in cost of sales and services, selling and advertising or general and administrative expenses depending on the classification of the related employee’s payroll cost. Total stock-based compensation expense recognized in the statements of operations for the years ended December 31, 2007 was $62,095. There were no options granted in 2006.

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

A summary of compensation expense related to stock options for the year ended December 31, 2007 is as follows:

Employees	$58,698
Non-employees	3,397

Total compensation expense	$62,095

Cost of sales and services	$—
Selling and advertising	—
General and administrative	62,095

Total compensation expense	$62,095

Net Loss Per Share

Basic and diluted net loss per share are presented in conformity with SFAS No. 128, “Earnings per Share,” for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture.

The Company has excluded all outstanding stock options and warrants from the calculation of basic and diluted net loss per share because these securities are antidilutive for all years presented. Securities that could potentially dilute basic net loss per share in the future, and that were not included in the calculation of diluted net loss per share, are as follows:

	December 31,
	2007	2006

Outstanding stock options	1,567,500	—
Warrants	333,334	—

Total potential common shares excluded from diluted net loss per share computation	1,900,834	—

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

The Company earns a substantial portion of its revenue and has trade accounts receivable due from two customers. For the years ended December 31, 2007 and 2006, two customers represented 18% and 36%,of net sales, respectively. The total amounts due from these customers at December 31, 2007 and 2006 represented 28% and 82%, respectively, of accounts receivable.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

Risks and Uncertainties

The Company is subject to all of the risks inherent in a company that operates in the intensely competitive Internet industry, providing products that are relatively new and constantly evolving. These risks include, but are not limited to, market acceptance of the Company’s products and services, risks associated with acquisitions and expansion, and reliance on third-party vendors and distributor’s products. The Company’s operating results may be materially affected by the foregoing factors.

Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the financial statements approximate the fair value. The estimated fair value of the line of credit approximates the carrying value, as this instrument requires interest payments at a market rate of interest.

Segment Reporting

The Company currently operates in one business segment a direct marketer of multi brand computers and related technology and services primarily through the Internet throughout the United States of America.

Reclassification

Certain reclassifications of prior year’s balances have been made to conform to the fiscal year 2007 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations", but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15,

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

2008; early adoption is not permitted. The Company will adopt this statement as of January 1, 2009. The adoption of SFAS No. 141(R) is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" (SFAS No. 160). SFAS No. 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of the company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement. SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS No. 160 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Amounts collected from members, which under common trade practices are referred to as sales taxes, are and have been recorded on a net basis. We have no intention of modifying this accounting policy. Therefore, the adoption of EITF 06-03 did not have any effect on our financial statements.

Non-Cash Financing Activities

In 2007, the Company issued 1,400,000 shares of common stock in satisfaction of a finder’s fee related to a private placement of its securities that was consummated in April 2007. In 2007, the Company issued a 5-year warrant to purchase 333,334 shares of common stock, in satisfaction of a finder’s fee related to the April 2007 private placement.

In 2007, the Company converted accrued interest of $22,546 to a note payable.

In 2007, the Company issued 51,196 shares of common stock with a value of $41,981 in satisfaction of accrued and unpaid interest on certain notes.

NOTE 3 – LINE OF CREDIT

The Company had a secured line of credit of up to $4.0 million with GE Commercial Distribution Finance Corporation (GE), formerly known as Transamerica Commercial Finance Corporation, as the referenced holder. The line of credit bore a per annum interest rate at the Prime Rate, as defined in the agreement , plus 1.50% (9.5% at December 31, 2006). The line of credit was secured by accounts receivable and inventory. The line of credit was repaid in its entirety during 2007.

On November 1, 2007, the Company terminated its line of credit with GE and replaced it with a $4.0 million line of credit with IBM Credit, LLC (“IBM Credit”).

The line of credit with IBM Credit is collateralized by accounts receivable and inventory, can be utilized as both a working capital line of credit and an inventory financing facility to purchase products from several suppliers under certain terms and conditions. This credit facility has an annual automatic renewal which occurs on November 1 of each fiscal year. Either party can terminate this agreement with 60 days written notice prior to the renewal date. The working capital and inventory advances bear interest at the prime rate plus 0.0% (7.5% at December 31, 2007). All amounts owed under the line of credit are due on demand. Amounts owed under the inventory financing facility do

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

not bear interest if paid within terms, usually 50 days from advance date. At December 31, 2007 the amount outstanding under the line of credit totaled $2,128,269.

The agreement with IBM Credit contains financial covenants pertaining to the maintenance of tangible net worth and debt to equity ratio and a 45 to 90 day financial reporting requirement. At December 31, 2007, the Company did not meet the tangible net worth and the net income as a percent of sales covenants. On March 20, 2008, the Company received notice from IBM Credit that the Company is out of compliance with one or more of the financial performance covenants set forth in the IBM Credit Agreement and is in default. IBM stated in the notice of default that it has not determined whether action will be taken as a result of this default; however, the Financing Agreement provides that upon the occurrence and during the continuance of an event of default, IBM, in addition to any other rights and remedies contained in the Financing Agreement, is entitled to (i) exercise any or all rights it has as a secured party under applicable law; (ii) cease making financial accommodations or extending any additional credit to the Company; and (iii) may, at any time at IBM’s election, without notice or demand to the Company, declare the Company’s obligations under the Financing Agreement to be immediately due and payable. If the Company is unable to regain compliance with the financial performance covenants and IBM exercises its remedies under the Financing Agreement, the Company’s financial condition and operating results will be adversely affected (see note 1).

NOTE 4 - NOTES PAYABLE

	December 31,
	2007	2006
Note payable - Finance Group, dated August 2, 2004, unsecured and held by an independent finance group in the original principal amount of $500,000. The note bore interest at 15% per annum. Payments of interest only at a rate of 10% per annum were due quarterly. The remaining five percent per annum of interest was accrued and added to the principal balance of the note. Principal and unpaid interest was due on August 4, 2007. The note and accrued interest thereon was repaid in its entirety during 2007.	$—	$569,283

Total	$—	$569,283

NOTE 5 –COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and office equipment under non-cancelable operating lease agreements with various renewal options. Future minimum lease payments may be periodically adjusted based on changes in the lessors’ operating charges. Rent expense for the years ended December 31, 2007 and 2006 was $186,457 and $156,065, respectively.

As of December 31, 2007, payments due under non-cancelable operating leases were as follows:

2008	$106,336
2009	110,435
2010	113,073
2011	105,482
$435,326

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

The Company also leases vehicles and equipment under lease agreements which are capitalized using the interest rates appropriate at the inception of the lease. Future minimum lease payments under capital lease obligations at December 31, 2007 are as follows:

2008	$170,731
2009	73,601
2010	55,005
Total future minimum lease payments	299,337
Less amounts representing interest	(22,760)
Present value of net minimum payments	$276,577

Employment Agreements

The Company has entered into employment agreements with certain members of management. These agreements specify minimum annual salaries as well as objective-based performance bonus amounts to be paid over the next year.

Litigation

The Company is involved with litigation in the normal course of business and does not expect any current litigation to have a material impact on current or future financial results.

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock

On June 14, 2006, the Company amended its articles of incorporation to increase the total authorized capital from 100,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock to 200,000,000 shares of $.001 par value common stock and 20,000,000 shares of $.001 par value preferred stock.

As of December 31, 2007, the Board of Directors had not prescribed any preferences, rights or limitations on preferred stock or issued any options. No preferred stock has been subscribed or issued.

On June 20, 2006, the Board of Directors authorized a 1 for 3 reverse stock split which was affected on July 5, 2006. The references in the financial statements reflect the effects of the decrease in the number of shares issued and outstanding as a result of the reverse split.

On October 13, 2006, the Company entered into a Corporate Consulting Agreement for a period of one year. In consideration for this arrangement, the Company issued 250,000 shares of common stock at a per share price of $0.001. The market value of the stock at issuance was $0.28 per share. On January 4, 2007, the Company terminated the agreement and cancelled 150,000 shares. The remaining 100,000 shares remain issued and outstanding.

On April 5, 2007, the Company entered into a consulting agreement. In consideration for this arrangement the Company issued 5,000 shares of restricted common stock at a per share price of $0.50 for a total payment of $2,500.

On April 10, 2007, the Company entered into a Subscription Agreement with an accredited investor and subsequently issued 3,333,334 shares of restricted common stock at a per share price of approximately $0.75 for a total payment of $2,500,000. The Company’s selling agent, Sierra Equity Group, Ltd. (“Sierra”) and its officers, for their selling agency commission under a selling agreement, received 1,400,000 shares of common stock, a cash payment of $327,500 and received warrants to purchase 333,334 shares of common stock at a share price of $0.75. Commencing on April 10, 2007, Sierra may exercise the warrants which expire May 30, 2012 on a cash or cashless basis by completing a notice of exercise and surrendering the warrant.

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

On May 31, 2007, the Company issued 60,000 shares of restricted common stock to various individuals and related parties (not officers and employees) at a per share price of $0.75 for a total payment of $45,000.

On June 13, 2007, the Company issued 51,196 shares of restricted common stock in exchange for payment of accrued interest on a debt at a per share price of $0.82 for a total conversion of $41,979.

On July 12, 2007, the Board of Directors approved a Stock Incentive Plan. The Stock Incentive Plan was approved by stockholders at a stockholders meeting held in September 2007.

On November 6, 2007 the Board of Directors approved a repurchase of 2,046,334 restricted shares of the Company’s common stock from a significant shareholder for an aggregate purchase price of $150,000.

In September and November 2007, the Company issued 12,000 and 7,500 shares, respectively, of restricted common stock to certain members of the Board of Directors at an average per share price of $0.46 for a total payment of $9,000.

Prior to the merger of PCU and TPTVN, TPTVN issued 6,439,000 shares at par value for the broker/finders fees associated with the merger. The shares were issued pre-reverse stock split.

Stock Options

In 2007, the Company adopted a Stock Incentive Plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to key employees, non-employee directors, consultants and others. The Plan authorized grants of options to purchase up to 4,000,000 shares of authorized but un-issued common stock. Stock options are granted with an exercise price not less than the stock’s fair market value at the date of grant. All stock options granted have terms not to exceed ten years. The number of shares granted, vesting period, and price per share are determined by the Board of Directors. Stock options generally vest over one to five years per vesting schedule. At December 31, 2007, there were 2,432,500 shares available for future grant under the Plan.

In addition to the options granted under the Plan, during 2007, the Company has granted options to purchase 75,000 shares to its Board of Directors.

The Company values stock options using the Black-Scholes option-pricing model and recognizes this value as an expense over the vesting period. Option valuation models require the company to make subjective assumptions. Changes in the subjective assumptions can materially affect the fair value estimate. The expected dividend yield is based on expected annual dividends and the market value of the company’s stock. The expected stock volatility assumption is based on historical volatility of the company’s stock. The risk-free interest rate is based on the U.S. Treasury Strip rate posted at the grant date for the expected term of the option. The expected term represents the period of time that options granted are expected to be outstanding.

Forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data.

The weighted average fair value of options at the grant date during 2007 was $0.3291. There were no option grants in 2006. The fair value of each option is estimated on the grant of date using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted during the year ended December 31, 2007:

Expected dividend yield	0.0%
Expected stock volatility	166%
Risk-free interest rate	4.2%
Expected term (in years)	5
Forfeiture rate	0.0%

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

The compensation cost that has been recognized in the statements of operations for the Company’s stock option plans for the year ended December 31, 2007 was $62,095. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

Stock option activity under the Plan, relating to qualified and nonqualified options during the year ended December 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	—	—
Granted	1,667,500	$0.375
Exercised	—	—
Forfeited	(100,000)	$0.375
Expired	—	—
Outstanding at end of year	1,567,500	$0.375
Options exercisable at end of year	182,605	$0.375

The total fair value of stock options vested was $60,095 in 2007. As December 31, 2007, the total remaining unrecognized compensation cost related to unvested stock options was $330,357 and is expected to be recognized over a weighted average period of 4.7 years.

Warrants to Purchase Common Stock

The following table summarizes the Company’s warrant activity:

		Warrants outstanding
	Number of Shares	Exercise Price Range	Weighted Average Exercise Price

Grants	333,334	$0.75	$0.75
Exercises	—	—	—
Cancellations	—	—	—

December 31, 2007	333,334	$0.75	$0.75

NOTE 7 - RELATED PARTY TRANSACTIONS

At December 31, 2006, the Company had unsecured advances receivable in the aggregate amount of $15,035 from two Company officers which non interest bearing and is due on demand. During 2007 the advances were repaid in their entirety.

The Company has advances to its employees of $862 and $7,958 at December 31, 2007 and 2006. The advances, which bear interest no interest, are unsecured and repaid through payroll deductions

Refer to Note 6 for a discussion of common stock activity with related parties.

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

Prior to June 1, 2006 the Company had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code and therefore was not subject to income taxes. Taxable income or loss was passed through and reported by the individual shareholders. Subsequent to the merger the company was reorganized as a C corporation under which income taxes are accounted for under the asset and liability method in accordance with SFAS 109 “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income tax benefit (provision) consists of the following as of December 31:

	2007	2006

Current	$—	$—
Deferred	45,426	(46,307)
Total	$45,426	$(46,307)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company has recognized a full valuation allowance against the deferred tax assets because the Company has determined that it is more likely than not that sufficient taxable income will not be generated during the carry-forward period available under the tax law to utilize part or all of the deferred tax assets. The valuation allowance for deferred taxes increased $417,630 during the year ended December 31, 2007. Significant components of the Company’s net deferred tax assets were as follows:

	2007	2006

Deferred Tax assets:
Inventory	$9,504	$758
Allowance for doubtful accounts	14,003	5,645
Non-Qualified Stock Options	857	—
Net operating loss carry-forward	433,122	—

Deferred tax assets	457,486	6,403

Deferred Tax Liabilities:
Other	(5,254)	(5,254)
Depreciation and amortization	(34,602)	(47,456)

Deferred tax liabilities	(39,856)	(52,710)

Valuation allowance	(417,630)	—

Net Deferred Tax Asset (Liability)	$—	$(46,307)

As of December 31, 2007, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $1,276,000, which will expire at various dates through 2027. The Company may be deemed to have experienced changes in ownership which may impose limitations on its ability to utilize net operating loss carry-forwards under Section 382 of the Internal Revenue Code.

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

A reconciliation of the effective income tax rate on income before taxes with the federal statutory rate as follows:

	2007	2006

Statutory rate	34.00%	34.00%
State income tax, net of federal benefit	3.63%	3.63%
Permanent Differences	-1.28%	5.11%
Pretax S-corp loss not subject to C-corp tax	—	-59.75%
Effect of changing from S-corp to C-corp tax status	—	-195.36%
Other	—	—
Valuation allowance	-36.35%	—

Effective tax rate	-37.63%	-212.37%

The Company adopted the provisions of FIN48 on January 1, 2007. The implementation of FIN48 had no material impact on our financial position. The Company had no material unrecognized tax benefits as of January 1, 2007 or December 31, 2007. The Company does not expect any significant changes in the total amount of unrecognized tax benefits within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, the Company had no accrued interest or penalties related to unrecognized tax benefits. The Company is subject to federal income tax and Florida state taxes. Tax years ending on December 31, 2006 through December 31, 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 9 - RETIREMENT PLANS

The Company offers a 401(k) plan that allows all full time employees to contribute to the plan. All full-time employees are eligible to make participation elections after 6 months of service to the Company. The plan allows for discretionary Company contributions. In 2007 and 2006, there were no discretionary Company contributions made to the plan.

NOTE 10 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accrued expenses consisted of the following:

	December 31,
	2007	2006

Accrued payroll	$45,883	$49,567
Customer credits	228,467	—
Deferred rent	14,218	—
Accrued legal and accounting	174,063	—
Sales tax payable	79,435	74,825
Other	56,768	10,539
Accrued revenue sharing fees	23,010	—
	$621,935	$134,931

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - SUBSEQUENT EVENTS

In January, 2008 the Company was notified by California’s Board of Equalization of the board’s intent to audit the business operations relating to sales of the Company’s products in California back to January 1, 2005. At this time, the Company is not certain of the impact that the sales tax audit and potential related fines and penalties will have on the Company’s business. The State of California taxing authorities have not yet commenced the audit nor has a formal proceeding been commenced, although the Company believes that a legal proceeding is contemplated and may be commenced in the future.

On March 20, 2008, the Company received notice from IBM Credit that the Company is out of compliance with one or more of the financial performance covenants set forth in the IBM Credit Agreement and is currently in default (see note 3).