Form 10-Q
period 2008-03-31
PC UNIVERSE INC
filed 2008-05-13
CIK 1124802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

PC Universe, Inc.

(Exact name of registrant as specified in its charter)

———————

Nevada	0-52804	65-0620172
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

504 NW 77th Street, Boca Raton, FL 33487

(Address of Principal Executive Office) (Zip Code)

(561) 953-0390

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

There were 36,628,920 shares of our Common Stock, par value $0.01 per share (the “Common Stock”), outstanding May 9, 2008

PC UNIVERSE, INC.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

PC Universe, Inc.

BALANCE SHEETS

March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,056,469	$2,040,029
Accounts receivable
(net of allowance of $38,702 and $37,212 for March 31, 2008 and December 31, 2007, respectively).	1,421,172	1,544,939
Employee advances	300	862
Other receivables	3,091	51,138
Inventories (net of allowance for obsolete and slow-moving inventories of $25,000 and $25,000 for March 31, 2008 and December 31, 2007, respectively).	350,939	624,192
Prepaid expenses and deposits	113,267	115,060
Total current assets	2,945,238	4,376,220
PROPERTY AND EQUIPMENT, NET
Property and equipment	1,410,607	1,371,568
Less: accumulated depreciation and amortization	(653,336)	(592,042)
Property and equipment, net	757,271	779,526
Total assets	$3,702,509	$5,155,746

PC Universe, Inc.

BALANCE SHEETS

March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Capital lease obligation	$156,936	$161,996
Accounts payable	741,258	1,061,004
Line of credit	1,635,526	2,128,269
Accrued expenses	490,259	621,935
Deferred revenue	31,080	35,138
Customer deposits	6,247	21,987
Total current liabilities	3,061,306	4,030,329
LONG-TERM DEBT
Capital lease obligation, less current portion	88,536	114,581
Total liabilities	3,149,842	4,144,910
COMMITEMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.001 per share, 20,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $.001 per share, 200,000,000 shares authorized, issued and outstanding 38,531,504 and 38,481,980 shares, respectively	38,532	38,482
Additional paid-in capital	2,394,682	2,334,130
Treasury stock (2,046,334 shares at cost)	(150,000)	(150,000)
Accumulated deficit	(1,730,547)	(1,211,776)
Total stockholders’ equity	552,667	1,010,836
Total liabilities and stockholders’ equity	$3,702,509	$5,155,746

PC Universe, Inc.

STATEMENTS OF OPERATIONS

Three months ended March 31, 2008 and 2007

	Three Months Ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)
Net sales and services	$7,170,891	$8,249,110
Cost of sales and services	6,583,968	7,131,386

Gross profit	586,922	1,117,724

Selling and advertising expenses	476,966	529,158
Provision for doubtful accounts	1,490	—
General and administrative expenses	630,964	655,949

Loss from operations	(522,498)	(67,382)

Other income (expenses)
Interest expense	(4,710)	(23,341)
Miscellaneous income	8,437	167

Total other income (expenses)	3,727	(23,174)

Total (provision) benefit for income taxes	—	(57,027)

NET LOSS	$(518,771)	$(147,583)

Weighted average - number of common shares outstanding
Basic	38,494,880	33,612,950

Diluted	38,494,880	33,612,950

Net income (loss) per common share
Basic	$(0.01)	$0.00

Diluted	$(0.01)	$0.00

PC Universe, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2008

(unaudited)

	Preferred stock		Common stock		Additional paid-in	Treasury Stock		Accumulated Earnings
	Shares	Amount	Shares	Amount	capital	Shares	Amount	(deficit)	Total

Balance, December 31, 2007	—	$—	38,481,980	$38,482	$2,334,130	(2,046,334)	$(150,000)	$(1,211,776)	$1,010,836
Stock issued for services	—	—	49,524	50	6,950	—	—	—	7,000
Stock based compensation	—	—	—	—	53,602	—	—	—	53,602
Net loss	—	—	—	—	—	—	—	(518,771)	(518,771)

Balance, March 31, 2008	—	$—	38,531,504	$38,532	$2,394,682	(2,046,334)	$(150,000)	$(1,730,547)	$552,667

PC Universe, Inc.

STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2008 and 2007

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(518,771)	$(147,583)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Non-cash interest expense	—	8,831
Depreciation and amortization	61,294	28,401
Allowance for doubtful accounts	1,490	—
Deferred income taxes	—	57,027
Stock based compensation	53,602	—
Stock issued for services	7,000	—
(Increase) decrease in operating assets
Accounts receivable	122,277	1,292,939
Employee advances	562	5,502
Other receivables	48,047	(2,208)
Inventories	273,253	(242,506)
Prepaid expenses and deposits	1,793	33,067
Increase (decrease) in operating liabilities
Accounts payable	(319,746)	(856,090)
Accrued expenses	(131,676)	56,688
Deferred revenue	(4,058)	30,000
Customer deposits	(15,740)	75,993

Total adjustments	98,098	487,645

Net cash (used in) provided by operating activities	(420,673)	340,062

PC Universe, Inc.

STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2008 and 2007

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from investing activities
Purchases of property and equipment	(39,039)	(102,1550
Advances to (from) officers, net	—	(1,057)

Net cash used in investing activities	(39,039)	(103,211)

Cash flows from financing activities
Proceeds from capital lease obligations	—	67,559
Repayment on capital lease obligations	(31,105)	(12,344)
Proceeds from revolving lines of credit	4,179,153	5,264,042
Repayments of revolving lines of credit	(4,671,896)	(5,581,772)

Net cash used in financing activities	(523,848)	(262,515)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(983,560)	(25,664)

Cash and cash equivalents, beginning	2,040,029	926,199

Cash and cash equivalents, ending	$1,056,469	$900,535

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,710	$14,510

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

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

Management’s Plans

The financial statements have been prepared assuming that PC Universe, Inc. (the “Company) will continue as a going concern. As of December 31, 2007, the Company was not in compliance with the financial covenants under its Agreement for Wholesale Financing-Flexible Payment Plan, dated November 1, 2007 (the “Financing Agreement”) with IBM Credit, LLC (“IBM”) and consequently, in April 2008, IBM reduced the facility line of credit from $4,000,000 to $2,000,000. The Company was unable to obtain a waiver for financial covenant defaults which existed as of December 31, 2007 and March 31, 2008. We are currently discussing with IBM a waiver and amendment of the financial covenants to align with our expected financial performance during fiscal 2008. IBM has indicated that additional equity funding in the Company in an amount sufficient to meet the debt to equity covenant would be required in order to enable IBM to waive the covenant default. If we are not successful in obtaining the amendment and waiver, we will seek to refinance the defaulted debt on new terms or seek an alternative financing source. Under the Financing Agreement, we may be prohibited from drawing additional funds, which could impair our ability to maintain sufficient working capital or finance future inventory purchases. Either situation would have a material adverse effect on the solvency of the Company. If a refinancing cannot be successfully concluded, then, upon default of the financial covenants, the payment of the bank debt may be demanded immediately by IBM. If such demand were made, we currently have insufficient cash to pay our bank debt in full. These factors raise substantial doubt about our ability to continue as a going concern. While management is confident in the possibility of either reaching an agreement with IBM or obtaining alternative financing, acceptable terms of such agreements or financing may not be available and therefore there are no guaranties of successfully achieving such results. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Management’s plans to address these conditions consist of the following initiatives:

We will attempt to secure $8,000,000 in funding before the end of the third quarter of 2008, including a bridge loan in the next 45 days. With the current demands on the Company’s cash based on the operating conditions discussed above, the Company must secure funding in the short term to continue operations and meet its obligations. The Company is currently engaged in ongoing discussions with existing and new investors who have expressed interest in, among other things, funding the Internet expansion opportunities for the Company’s products.

We intend to maintain tight cost controls and continue to operate under a closely monitored budget approved by the Board of Directors. Management believes it has exhausted most meaningful opportunities for cutting operating costs and must now manage the Company at the current operating cost level to sustain operations. Management plans to pursue opportunities to grow the business without a proportional increase in operating expenses and overhead.

We plan to increase Internet sales through the enhancement of the Company’s web properties. The Company expects increased demand for its products through new capital improvements within the search engine and a new paid advertising program.

We intend to increase corporate sales through the deeper penetration of existing accounts. The Company’s web properties produce corporate sales leads that allow sales personnel the opportunity in the account. The Company believes the successful leveraging of these accounts will replicate past successes and increase gross margins.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and consequently do not include all of the disclosures normally required by generally accepted accounting principles.

Significant accounting policies, for which no significant changes have occurred in the three months ended March 31, 2008, are detailed in Note 2 of the Company’s 2007 Annual Report on Form 10-K, filed with the SEC on March 31, 2008 (“Annual Report”).

Financial Statement Presentation

In the opinion of  management, the accompanying statements present fairly the balance sheets, statements of operations, statements of stockholders’ equity and statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The extent of our losses in fiscal 2007 and the first quarter of fiscal 2008, the non-compliance with restrictive covenants under its primary financing facilities and uncertainties related to meeting future restrictive covenants under its primary financing facilities raise substantial doubt over the Company’s ability to continue as a going concern. See Note 1. The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, prices are fixed or determinable, and ability to collect is probable. We consider the point of delivery to be when the risks and rewards of ownership have transferred to the customer. Our shipping terms dictate that passage of title occurs upon receipt of products by the customer.  We have demonstrated the ability to make reasonable and reliable estimates of product returns based on historical experience. We have recorded no allowances for sales returns at March 31, 2008 and December 31, 2007.

Net Loss Per Share

Basic and diluted net loss per share are presented in conformity with SFAS No. 128, “Earnings per Share,” for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture.

We have excluded all outstanding stock options and warrants from the calculation of basic and diluted net loss per share because these securities are antidilutive for all years presented. Securities that could potentially dilute basic net loss per share in the future, and that were not included in the calculation of diluted net loss per share, are as follows:

	March 31,
	2008	2007

Outstanding stock options	1,267,500	—
Warrants	333,334	—

Total potential common shares excluded from diluted net loss per share computation	1,600,834	—

Pronouncements Implemented

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. We currently do not have any financial assets and liabilities requiring fair value measurement. Therefore, the partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities". Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective for us beginning in the first quarter of fiscal 2008. We currently do not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact our financial position, results of operations or cash flows.

Pronouncements Not Yet Implemented

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, non-controlling interest in the acquiree and goodwill acquired, and expands disclosures about business combinations. SFAS No. 141(R) requires the acquirer to recognize changes in valuation allowances on acquired deferred tax assets to be recognized in operations. These changes in deferred tax benefits were previously recognized through a corresponding reduction to goodwill. With the exception of the provisions regarding acquired deferred taxes, which are applicable to all business combinations, SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company does not expect the adoption of SFAS No. 141(R) to have a material impact on its financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards that require:

•

The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity;

•

The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income;

•

Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently;

•

When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value;

•

Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We  do not expect the adoption of SFAS No. 160 to have a material impact on its financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 enhances the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring entities to provide detailed disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial condition, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on its financial condition or results of operations.

NOTE 3 - STOCK BASED COMPENSATION

Our 2007 Stock Incentive Plan (the “Plan”) provides for the grant of options to acquire shares of common stock to certain employees, non-employee directors, consultants and others. Each option granted has an exercise price of 100% of the market value of the common stock on the date of the grant. The options generally have a contractual life of 10 years and generally vest and become exercisable in 20% increments over five years.

On June 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payments”, requiring measurement and recognition of expense for all share-based payment awards to employees and directors based on estimated fair values.

Stock-based compensation expense is recorded in cost of sales and services, selling and advertising or general and administrative expenses depending on the classification of the related employee’s payroll cost. Total stock-based compensation expense recognized in the statements of operations for the year ended December 31, 2007 was $62,095. There were no options granted in 2006.

The Plan authorizes grants of options to purchase up to 4,000,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price not less than the stock’s fair market value at the date of grant. All stock options granted have terms not to exceed ten years. The number of shares granted, vesting period, and price per share are determined by the Board of Directors. Stock options generally vest over one to five years per vesting schedule. At March 31, 2008, there were 2,732,500 shares available for future grants under the Plan.

We value stock options using the Black-Scholes option-pricing model and recognize this value as an expense over the vesting period. Option valuation models require us to make subjective assumptions. Changes in the subjective assumptions can materially affect the fair value estimate. The expected dividend yield is based on expected annual dividends and the market value of our stock. The expected stock volatility assumption is based on historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Strip rate posted at the grant date for the expected term of the option. The expected term represents the period of time that options granted are expected to be outstanding.

Forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. We estimate the forfeiture rate based on past turnover data.

The weighted average fair value of options at the grant date during 2008 was $0.1364. The fair value of each option is estimated on the grant of date using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted during the three months ended March 31, 2008:

Expected dividend yield	0.0%
Expected stock volatility	196%
Risk-free interest rate	4.2%
Expected term (in years)	5
Forfeiture rate	0.0%

The compensation cost that has been recognized in the statements of operations for our stock option plan for the three months ended March 31, 2008 was $53,602. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

Stock option activity under the Plan, relating to qualified and nonqualified options during the three months ended March 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,567,500	—
Granted	75,000	$0.14
Exercised	—	—
Forfeited	(375,000)	$0.375
Expired	—	—
Outstanding at end of period	1,267,500	$0.375
Options exercisable at end of period	—	—

NOTE 4 - INCOME TAXES

As of March 31, 2008, there have been no material changes to our uncertain tax positions disclosures as provided in Note 8 of the Annual Report. We do not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2009.

NOTE 5 - DEFAULT ON FINANCING AGREEMENT

On March 20, 2008, we received a notice of default from IBM, notifying us that we are in default under the Financing Agreement based on our non-compliance with one or more financial performance covenants which require us to maintain certain financial ratios, percentages and amounts as more particularly set forth in the Financing Agreement.  As of April 24, 2008, we owed IBM approximately $0.9 million under the facility for flooring arrangements related to inventory purchases.

IBM stated in the notice of default that it has not determined at this time whether action will be taken as a result of this default; however, the Financing Agreement provides that upon the occurrence and during the continuance of an event of default, IBM, in addition to any other rights and remedies contained in the Financing Agreement, is entitled to (i) exercise any or all rights it has as a secured party under applicable law; (ii) cease making financial accommodations or extending any additional credit to us; and (iii) may, at any time at IBM’s election, without notice or demand to the Company, declare the Company’s obligations under the Financing Agreement to be immediately due and payable.  If we are unable to regain compliance with the financial performance covenants and IBM exercises its remedies under the Financing Agreement, our financial condition and operating results will be adversely affected, and we will be required to seek additional debt or equity financing which sources of financing have not been identified at this time.  We were notified in April 2008, that IBM has reduced the facility from $4,000,000 to $2,000,000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In January 2008, we were notified by California’s Board of Equalization of its intent to audit the business operations relating to sales of our products in California back to January 1, 2005. At this time, we are not certain of the impact that the sales tax audit and potential related fines and penalties will have on our business. The State of California taxing authorities have not yet commenced the audit nor has a formal proceeding been commenced, although we believe that a legal proceeding is contemplated and may be commenced in the future.

NOTE 7 - SUBSEQUENT EVENTS

Effective May 1, 2008, we entered into an engagement agreement with an investment bank.  The investment bank has been engaged to provide financial consulting services in connection with a potential debt or equity financing.

On May 7, 2008, a shareholder of the Company filed a complaint in Clark County District Court in Nevada against the Company, Thomas M. Livia and Gary Stern alleging breach of contract and conspiracy. The plaintiff asserted in the complaint that the Company failed to obtain an opinion letter from counsel regarding the restrictive legend on the plaintiff’s stock. Management believes the complaint is without merit and intends to vigorously defend against the claims. Management is unable to determine the outcome of the lawsuit at this time, or estimate the probability of prevailing in connection with the merits of these claims.

Item 2.

Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the operating results of PC Universe, Inc. (the “Company”, “we” and “our”) for the three months ended March 31, 2008 and 2007, respectively, and the financial condition of the Company at March 31, 2008. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as the Company’s financial statements for the year ended December 31, 2007 filed on Form 10-K with the SEC on March 31, 2008.

Forward-Looking Statements

Statements included in this Quarterly Report filed on Form 10-Q (“Form 10-Q”) that do not relate to present or historical conditions are “forward-looking statements.” Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.  Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) exposure to inventory obsolescence due to the rapid technological changes occurring in the personal computer industry, (iv) the effects of adverse general economic conditions, both within the United States and globally, (v) the Company’s ability to obtain a waiver from IBM Credit, LLC (“IBM”) for non-compliance with certain financial covenants under its financing agreement with IBM, or to otherwise cure its current defaults under such agreement, and (vi) other factors described under “Risk Factors” contained in the Annual Report.

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

Overview

We are a direct marketing reseller of technology hardware, software and services. We procure and fulfill IT solutions for the small-to-medium business (“SMB”) market, enterprise customers (greater than 1000 computer users) and the public sector (educational institutions and state and local governments). Relationships with SMB, enterprise customers, and the public sector institutions represented 38.6% and 54.3% of total net sales during the three months ended March 31, 2008 and 2007, respectively. The remaining sales were from Internet customers.

Our net sales consist primarily of sales of computer hardware, software, peripherals and accessories, as well as revenue associated with freight billed to our customers, net of product returns. Gross profit consists of net sales less product, freight costs, direct payroll costs, co-op funds and revenue sharing fees. Selling and advertising expenses include salesperson expenses, advertising and marketing expenses, credit card fees and internet charges. General and administrative expenses include administrative expenses, depreciation, rent and general overhead expenses. Other expense represents interest expense, net of non-operating income.

We reach our customers through an integrated marketing and merchandising strategy designed to attract and retain customers. This strategy involves a relationship-based selling model executed through inbound and outbound account executives, customized web stores for corporate customers through PCU on-line, a state of the art Internet portal at www.PCUniverse.com, and dedicated e-marketing and direct marketing materials.

We utilize our purchasing and inventory management capabilities to support our primary business objective of providing name-brand products at competitive prices. We offer more than 250,000 hardware, software, peripheral and accessory products and services for users of Windows-based and Mac platform computers from more than 700 manufacturers.

Our management team regularly reviews our performance using a variety of financial and non-financial metrics, including, but not limited to, net sales, gross margin, cooperative advertising reimbursements, advertising expenses, personnel costs, productivity per sales team member, accounts receivable aging, inventory aging, liquidity and cash resources. Management compares the various metrics against goals and budgets and where it deems necessary, takes action designed to enhance our performance. At March 31, 2008, we had 37 team members in our consolidated operations, four of whom were sales account executives. The majority of our team members work at our corporate headquarters in Boca Raton, Florida.

We periodically review material trends and uncertainties regarding our industry and the overall economy. Although a recession or a downturn in the housing market may adversely impact our industry due to an associated decline in spending by end users of the products we sell, we currently have less than 0.3% of market share. This fact together with our hiring of additional sales representatives we believe would help lessen the impact of a recession on our business.

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

Additionally, our management frequently and consistently reviews our financial statements for cost savings and ways to improve our margins. We believe that our ability to return to profitability is dependent upon our substantially increasing our revenue which may require us to obtain additional financing to grow our business. Our inability to obtain additional financing on terms acceptable to us could prevent us from hiring additional sales persons and achieving profitability.

Two of our previously significant customers substantially reduced their business relationship with us during the quarter ended December 31, 2007, specifically, Océ North America, Inc. and Eclypsis Corporation.  If we do not replace these customers, our future financial results will be negatively affected and we may need to adjust our business model.

On March 20, 2008, we received a notice of default from IBM notifying us that we are out of compliance with one or more financial performance covenants under the Agreement for Wholesale Financing - Flexible Payment Plan, dated November 1, 2007 (“Financing Agreement”) and that we are currently in default under the Financing Agreement.  Further discussion of this default is located in the Liquidity and Capital Resources section below.

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

Current Operating Conditions

The financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As described more fully below, certain significant factors raise substantial doubt about the Company’s ability to continue to operate as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  A significant portion of the Company’s assets consist of intangibles related to web site development.  Should the Company be unable to continue as a going concern, the amount at which these assets might be recovered in a forced sale could be significantly less than the amounts at which they are recorded in the accompanying balance sheet.

Management’s Plans to Address Operating Conditions

Management’s plans to address these conditions consist of the following initiatives:

We will attempt to secure $8,000,000 in funding before the end of the third quarter of 2008, including a bridge loan in the next 45 days.  With the current demands on the Company’s cash based on the operating conditions discussed above, the Company must secure funding in the short term to continue operations and meet its obligations.  The Company is currently engaged in ongoing discussions with existing and new investors who have expressed interest in, among other things, funding the Internet expansion opportunities for the Company’s products.

We intend to maintain tight cost controls and continue to operate under a closely monitored budget approved by the Board of Directors.  Management believes it has exhausted most meaningful opportunities for cutting operating costs and must now manage the Company at the current operating cost level to sustain operations.  Management plans to pursue opportunities to grow the business without a proportional increase in operating expenses and overhead.

We plan to increase Internet sales through the enhancement of the Company’s web properties.  The Company expects increased demand for its products through new capital improvements within the search engine and a new paid advertising program.

We intend to increase corporate sales through the deeper penetration of existing accounts.  The Company’s web properties produce corporate sales leads that allow sales personnel the opportunity in the account.  The Company believes the successful leveraging of these accounts will replicate past successes and increase gross margins.

We make additional company information available free of charge on our web site, www.pcuniverse.com/investorrelations.  Information on our website is not part of this report.

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

We believe that following critical accounting policies affect our more significant judgments and estimates used in our preparation of our financial statements, and therefore should be read in conjunction with our summary of significant accounting policies. Our critical accounting policies are set forth below.

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

We defer revenue for the TechPoints program, a customer loyalty program. TechPoints must be redeemed to be converted to an award of a particular product on our web sites. TechPoints cannot be redeemed for cash but may be used as a discount off a customer’s future purchase. Currently, TechPoints expire one year after issuance, but the expiration period is subject to change. We use EITF 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales

Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future.” At March 31, 2008, we included $31,080 in deferred revenue.

Additionally, we offer limited return rights within 30 days on our product sales. We have demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience. If actual credits were to deviate significantly from our estimates, our results of operations could be adversely affected. We had no allowances for sales returns, net of cost at March 31, 2008 and December 31, 2007.

Valuation of Current Assets, Allowance for Doubtful Accounts and Estimation of Market Inventory Obsolescence

We use significant judgment and estimates in the preparation of our financial statements that affect the carrying value of our assets and liabilities. We evaluate our estimates on an on-going basis.

We maintain an allowance for doubtful accounts based on estimates of future collectability of our accounts receivable. We regularly analyze our accounts receivable in evaluating the adequacy of the allowance for doubtful accounts. In determining the necessary allowance for doubtful accounts receivable, we analyze our historical bad debt experience, the creditworthiness of our customers and the aging of our accounts receivable. The amounts of accounts receivable that ultimately become uncollectible could vary materially from our estimates.

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

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method, net of allowance for obsolete inventory.  We estimate the amount of unmarketable inventory based on the difference between the cost of the inventory and the market value, which is based on assumptions of market demand, current market conditions, most recent actual sales prices, and age and condition of products.

Impairment of Fixed Assets

We review our long-lived assets, which include property and equipment and intangibles, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. If our analysis indicates that a possible impairment exists, based on our estimate of undiscounted future cash flows, we are required to estimate the fair value of the asset. An impairment charge is recorded for the excess of the asset carrying value over its fair value, if any. The fair value is determined either by a third party appraisal or estimated discounted future cash flows. At March 31, 2008, our review resulted in no impairment charge.

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

	Three Months Ended
	March 31, 2008	March 31, 2007
Systems	17.8%	17.9%
Output Devices	17.2%	18.2%
Networking	7.8%	7.5%
Storage Devices	7.5%	8.5%
Software	2.4%	2.7%
Input Devices	4.9%	4.0%
Memory	3.7%	5.6%
Video	1.2%	1.4%
Other	37.5%	34.1%
Total	100.0%	100.0%

Comparison of Three Months Ended March 31, 2008 and 2007

Net Sales and Services. Net sales and services decreased 13.1% to $7.2 million in the three months ended March 31, 2008 compared to $8.2 million in the three months ended March 31, 2007, due to an decrease in the volume of goods being sold partially attributable to the reduction in the Océ and Eclypsis accounts. Of this amount, account executive assisted sales decreased 36.4% to $2.8 in the three months ended March 31, 2008 from $4.4 in the three months ended March, 31, 2007. Internet revenue increased 16.7% to $4.4 million in the three months ended March 31, 2008 from $3.8 million in the three months ended March 31, 2007 due to our revenue sharing relationship with Amazon.com and improved internal web properties.

Gross Profit. Gross profits decreased to $587,000 in the three months ended March 31, 2008 compared to $1,118,000 in the three months ended March 31, 2007. Gross profit as a percentage of net sales decreased to 8.2% in the three months ended March 31, 2008, compared to 13.5% in the three months ended March 31, 2007. The decrease in gross profit percentage resulted from adjusting pricing and margin mix as internet, which makes a larger proportion of our sales, is lower margin versus higher margin corporate sales. We believe this trend will continue in the future.  Gross profit margins as a percent of sales will continue to vary due to changes in vendor programs, product and customer mix, pricing strategies and economic conditions. The use of our line of credit to fund the expansion of accounts receivable and inventory incurred interest expense of $1,000 and $9,000 for the periods ended March 31, 2008 and March 31, 2007 respectively. The interest rate of the working capital lines is tied to the prime rate. The effects of decreases in the prime rate during the three months ended March 31, 2008 in conjunction with the reduction in our usage of the working capital line of credit compared to the three months ended March 31, 2007 resulted in the decreased interest expense.

Selling and Advertising Expenses. Selling and advertising expenses, which primarily consisted of salesperson and marketing salaries, decreased to $477,000 in the three months ended March 31, 2008 from $529,000 in the three months ended March 31, 2007 primarily due to decreased salesperson commissions, and increased as a percentage of net sales to 6.6% in the three months ended March 31, 2008 compared to 6.4% in the three months ended March 31, 2007.

General and Administrative Expenses. General and administrative expenses, which primarily consist of administration and officer expenses, and professional fees, decreased to $631,000 for the three months ended March 31, 2008 from $655,000 million in the three months ended March 31, 2007, and increased as a percentage of net sales to 8.8% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 of 8.0%. The changes in general and administrative expenses were due to the following:

•

Salaries, wages and benefits increased $52,000 during the three months ended March 31, 2008 as compared to the prior year due to stock based compensation.

•

Professional fees decreased $115,000 as our three year audit for our initial SEC filing on Form 10 was performed during the three months ended March 31, 2007.

Interest Expense. Interest expense decreased to $5,000 in the three months ended March 31, 2008, compared to $23,000 in the three months ended March 31, 2007. The interest expense was due to interest owed on the outstanding $500,000 note payable and capital leases.  All obligations under the note payable were fully repaid during 2007.

Other Income. Other income increased to $8,000 in the three months ended March 31, 2008, compared to $0 in the three months ended March 31, 2007 and consisted primarily of interest income on deposit at a commercial bank.

Income Tax Provision. The income tax expense and benefit for the three months ended March 31, 2008 was $0, compared to an expense of $57,000 during the three months ended March 31, 2007. The effective tax rates expressed as a percent of income were 0% and 1% for the periods ended March 31, 2008 and 2007, respectively.

Net Income (Loss). As a result of the foregoing, net loss for the three months ended March 31, 2008 was $519,000, or $0.01 per diluted share, as compared to a net loss of $148,000, or $0.00 per diluted share, for the three months ended March 31, 2007.

Inflation

We do not believe that inflation has had a material impact on our results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

Our total assets were $3.7 million at March 31, 2008, of which $2.9 million were current assets. As of March 31, 2008, we had cash and cash equivalents of $1.1 million and had negative working capital of $116,000 compared to working capital of approximately $346,000 at December 31, 2007. The decrease in working capital from December 31, 2007 was primarily a result of the net loss and the pay-down of accounts payable and line of credit during the three months ended March 31, 2008.

Approximately 55% of our sales are processed on open account terms offered to our customers, which increased our accounts receivable balance. To finance these sales, we leverage our secured line of credit through IBM for timing differences in cash inflows and cash outflows to invest in the growth of our business. The secured line of credit described in detail below is utilized from time to time to invest in capital purchases, to purchase inventory for general stock as well as for certain customers, and to take full advantage of available early pay discounts.

Pursuant to our Financing Agreement with IBM we have a secured line of credit of up to $2,000,000. The credit facility is collateralized by accounts receivable and inventory, and it can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions. This credit facility has an annual automatic renewal which occurs on November 1 of each fiscal year. Either party can terminate this agreement with 60-days’ written notice prior to the renewal date. The working capital and inventory advances bear interest at a rate of the prime rate. Our line of credit is defined by quick turnover, large amounts under the flooring facility and short maturities. All amounts owed under our line of credit are due on demand. Inventory advances do not bear interest if paid within terms, usually 50 days from the advance date. The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions and merger and consolidation of the Company. At March 31, 2008 and December 31, 2007, we were not compliant with all covenants of contained in the Financing Agreement. At March 31, 2008, there were no amounts owed for working capital advances and $1.6 million was owed under the facility for flooring arrangements related to inventory purchases.

At March 31, 2008, the total amount available for future borrowing was $801,000 at an interest rate in effect at that time of 6.00%. On March 20, 2008, we received a notice of default from IBM notifying us that we are out of compliance with one or more financial performance covenants under the Financing Agreement and that we are currently in default under the Financing Agreement.  IBM has not determined at this time whether action will be taken as a result of this default, however, the Financing Agreement provides that upon the occurrence and during the continuance of an event of default under the Financing Agreement, IBM, in addition to any other rights and remedies contained in the Financing Agreement, is entitled to (i) exercise any or all rights it has as a secured party under applicable law; (ii) cease making financial accommodations or extending any additional credit to us; and (iii) may, at any time at IBM’s election, without notice or demand to us, declare our obligations under the Financing Agreement to be immediately due and payable.  In addition, our line of credit was reduced from $4,000,000 to $2,000,000 in connection with the default.  We do not currently have the cash on hand to repay our obligations in full were IBM to demand immediate repayment under the Financing Agreement, and furthermore, we are not certain if additional debt or equity financing would be available to us on acceptable business terms or at all.

We measure liquidity as the sum of total cash and unused borrowing availability, and we use this measurement as an indicator of how much access to cash we have to either grow the business through investment in our business, acquisitions, capital expenses or to contend the adversity such as unforeseen operating losses potentially caused by reduced demand for our products and services, loss of a large customer, material uncollectible accounts receivable, or material inventory write-downs, as examples. At March 31, 2008, our liquidity was $1,210,000 of which $1,056,000 was cash on hand and $154,000 was available under the Financing Agreement for future borrowing.

During the past three years, we have experienced net losses. We have fluctuations in operating cash flows that are not correlated with any certainty. In the years we have had net losses, operating cash flows have been both positive and negative. It is possible that we will continue to have these fluctuations in the future.

Capital expenditures in the three months ended March 31, 2008 totaled $39,000. This includes improvements to our web properties, computer and software purchases, leasehold improvements, vehicles and improvements to our information technology systems. In 2008, we anticipate spending $500,000 for improvements to our web properties, computer and software purchases, leasehold improvements and improvements to our information technology systems. In 2009, we anticipate spending $1,300,000 for improvements to our web properties, computer and software purchases including a new ERP software package, leasehold improvements and improvements to our information technology systems.

We believe that our existing available cash and cash equivalents, operating cash flow, and existing credit facilities may not be sufficient to satisfy our operating cash needs for at least the next 12 months at our current level of business. However, if our working capital or other capital requirements are greater than currently anticipated, we could be required to seek additional funds through sales of equity, debt or convertible securities, or through increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to us and our shareholders.

Cash Flows

Operating Activities: Net cash flow used in operating activities was $421,000 during the three months ended March 31, 2008 primarily due to a pay-down of our accounts payable  and accrued expenses due to the timing of the invoiced due dates. Additionally, our inventory was significantly reduced in the three months ended March 31, 2008 due to holding less inventory for Océ North America and Eclypsis in our warehouse.

Net cash flow provided by operating activities was $340,000 during the three months ended March 31, 2007. This primarily resulted from an reduction in days sales outstanding due to collecting a large order from late 2006 and an decrease in accounts payable due to a large late 2006 product sale.

Investing Activities. Net cash used in investing activities totaled $39,000 in the three months ended March 31, 2008 and $103,000 in the three months ended March 31, 2007. Cash was used for the capital expenditures and expenditures were higher in 2007 due to the timing of increased investment in web properties, computer and software programs and improvements to our information technology systems. We intend to continue to upgrade our internal information systems as a means to increase operational efficiencies.

Financing Activities. Net cash used in financing activities increased to $524,000 in the three months ended March 31, 2008, which increase was due to the reduction of available borrowings from $4,000,000 to $2,000,000 under our line of credit with IBM. In the three months ended March 31, 2007, net cash used in financing activities was $263,000 and was due to increased payment on our line of credit.

Pronouncements Implemented

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The Company currently does not have any financial assets and liabilities requiring fair value measurement. Therefore, the partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities". Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective for the Company beginning in the first quarter of fiscal 2008. The

Company currently does not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact the Company’s financial position, results of operations or cash flows.

Pronouncements Not Yet Implemented

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, non-controlling interest in the acquiree and goodwill acquired, and expands disclosures about business combinations. SFAS No. 141(R) requires the acquirer to recognize changes in valuation allowances on acquired deferred tax assets to be recognized in operations. These changes in deferred tax benefits were previously recognized through a corresponding reduction to goodwill. With the exception of the provisions regarding acquired deferred taxes, which are applicable to all business combinations, SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. We do not expect the adoption of SFAS No. 141(R) to have a material impact on its financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards that require:

•

The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity

•

The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income.

•

Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.

•

When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value.

•

Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not expect the adoption of SFAS No. 160 to have a material impact on its financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 enhances the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring entities to provide detailed disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial condition, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The We do not expect the adoption of SFAS No. 161 to have a material impact on its financial condition or results of operations.

Item 4.

Controls and Procedures

The Company under the supervision and with the participation of its management, including its co-principal executive officers and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the co-principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated, recorded, processed, summarized, and communicated to the Company’s management, including its co-principal executive officers and principal financial officer, to allow timely decisions regarding the required disclosure, and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Our co-principal executive officers and principal financial officer have also concluded that our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives.

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

We are not yet required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Company will be required to comply with Section 404 for the first time, and will be required to provide a management report on internal control over financial reporting, in connection with the Company’s Annual Report on Form 10-K for the year ending December 31, 2008. While we are not yet required to comply with Section 404 for this reporting period, we are preparing for future compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

During January 2008, we were notified by California’s Board of Equalization of its intent to audit our business operations relating to sales of our products in California back to January 1, 2005. At this time, we are not certain of the impact that the sales tax audit and potential related fines and penalties will have on our business. The State of California taxing authorities have not yet commenced the audit nor has a formal proceeding been commenced, although we believe that a legal proceeding is contemplated and may be commenced in the future. See Risk Factor entitled – “We have been notified by taxing authorities in the State of California that we will be subject to a California Board of Equalization sales tax audit which could expose us to tax liabilities and which may require us to make costly changes in our business operations, and could reduce demand for our products and services.”

We are involved in other litigation from time to time in the ordinary course of our business. We believe the ultimate resolution of these matters will not have a material effect on our financial position or results of operations or cash flows.

Item 1A.

Risk Factors

We have been notified by our lender IBM that we are out of compliance with certain financial performance covenants contained in our Financing Agreement and accordingly that we are in default under the agreement which means that IBM may declare our financial obligations to be immediately due and payable.

We have a secured line of credit with IBM, which is collateralized by accounts receivable and inventory, and can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions. The Financing Agreement has an annual automatic renewal which occurs on November 1 of each fiscal year. Either party can terminate the Financing Agreement with 60-days’ written notice prior to the renewal date. The working capital and inventory advances bear interest at a rate of the prime rate. Our line of credit is defined by quick turnover, large amounts under the flooring facility and short maturities. All amounts owed under our line of credit are due on demand. Inventory advances do not bear interest if paid within terms, usually 50 days from the advance date. The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions and merger and consolidation of the Company. At December 31, 2007 and March 31, 2008, we were not compliant with all financial covenants contained in the Financing Agreement. At March 31, 2008, there were no amounts owed for working capital advances and $1.6 million was owed under the facility for flooring arrangements related to inventory purchases. On March 20, 2008, we received a notice of default from IBM notifying us that we are out of compliance with one or more financial performance covenants and that we are currently in default under the Financing Agreement. IBM has not determined at this time whether action will be taken as a result of this default, however, the Financing Agreement provides that upon the occurrence and during the continuance of an event of default under the Financing Agreement, IBM, in addition to any other rights and remedies contained in the Financing Agreement, is entitled to (i) exercise any or all rights it has as a secured party under applicable law; (ii) cease making financial accommodations or extending any additional credit to us; and (iii) may, at any time at IBM’s election, without notice or demand to us, declare our obligations under the Financing Agreement to be immediately due and payable.  We do not currently have the cash on hand to repay our obligations in full were IBM to demand immediate Financing repayment under the Financing Agreement, and furthermore, we are not certain if additional debt or equity financing would be available to us on acceptable business terms or at all. Our line of credit was reduced from $4,000,000 to $2,000,000 in connection with the default.

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

Our results also may vary based on our ability to hire and retain sales representatives and other essential personnel. In addition, customer response rates for its marketing vehicles are subject to variations. We have experienced net losses for the  fiscal year ended December 31, 2007. There are no assurances that we can achieve future profitability, or, if we do, that we can maintain such profitability.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2008, in consideration for attendance at meetings of the board of directors and committee meetings, the Company issued 24,762 shares of common stock to each of the Company’s directors Victor Grillo and Dean Rosenbach. The directors are deemed to be accredited investors pursuant to the definition of such term in Rule 501 of Regulation D under the Securities Act.

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

Item 3.

Defaults upon Senior Securities.

During the course of preparing its audited financial statements for the fiscal year ended December 31, 2007, we became aware, and on March 13, 2008 determined that the Company was out of compliance with certain financial covenants contained in its Addendum to the Financing Agreement by and between the Company and IBM. On March 20, 2008, the Company received a notice of default from IBM, notifying the Company that it is in violation of one or more financial performance covenants contained in its Financing Agreement, which requires the Company to maintain certain financial ratios, percentages and amounts as more particularly set forth in the Financing Agreement.  Under the Financing Agreement, the Company has a secured line of credit of up to $4,000,000, which is collateralized by accounts receivable and inventory of the Company, and which may be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions. On April 2, 2008, IBM reduced the secured line of credit to a maximum of $2,000,000.

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

If we are unable to regain compliance with the financial performance covenants and IBM exercises its remedies under the Financing Agreement, our financial condition and operating results will be adversely affected.

Item 4.

Submission of Matters to a Vote of Securityholders.

None

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

PC UNIVERSE, INC.

Date: May 13, 2008	By:	/s/ GARY STERN
Gary Stern, Chairman and Co-Principal Executive Officer

Date: May 13, 2008	By:	/s/ THOMAS M. LIVIA
Thomas M. Livia, President and Co-Principal Executive Officer

Date: May 13, 2008	By:	/s/ MICHAEL LABINSKI
Michael Labinski, Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Co-Principal Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.2	Co-Principal Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.3	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
32	Co-Principal Executive Officers and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.