Form 10-Q
period 2008-06-30
PC UNIVERSE INC
filed 2008-08-14
CIK 1124802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

or

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

Large accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
Accelerated filer ☐	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒

There were 39,100,255 shares of our Common Stock, par value $0.001 per share (the “Common Stock”), outstanding August 8, 2008.

PC UNIVERSE, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

1

Balance Sheets June 30, 2008 and December 31, 2007

1

Statements of Operations Three and Six Months Ended June 30, 2008 and 2007

3

Statements of Stockholders’ Equity Six Months Ended June 30, 2008

5

Statements of Cash Flows Six Months Ended June 30, 2008 and 2007

6

Notes to Financial Statements

8

Item 2.      Management Discussion and Analysis of Financial Condition and Results of Operations

14

Item 4.      Controls and Procedures

21

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

22

Item 1A.   Risk Factors

22

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

23

Item 3.      Defaults upon Senior Securities.

23

Item 4.      Submission of Matters to a Vote of Securityholders.

24

Item 5.      Other Information.

24

Item 6.      Exhibits

24

Signatures

25

Exhibit Index

Ex-31.1 Section 302 Certification of Co-Principal Executive Officer

Ex-31.2 Section 302 Certification of Co-Principal Executive Officer

Ex-31.3 Section 302 Certification of Principal Financial Officer

Ex-32 Section 906 Certification of Co-Principal Executive Officers and Principal Financial Officer

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

PC Universe, Inc.

BALANCE SHEETS

June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$424,492	$2,040,029
Accounts receivable
(net of allowance of $25,808 and $37,212 for June 30, 2008 and December 31, 2007, respectively).
	1,719,087	1,544,939
Employee advances	—	862
Other receivables	16,512	51,138
Inventories (net of allowance for obsolete and slow-moving inventories of $25,000 and $25,000 for March 31, 2008 and December 31, 2007, respectively).	421,997	624,192
Prepaid expenses and deposits	179,985	115,060
Total current assets	2,762,073	4,376,220
PROPERTY AND EQUIPMENT, NET
Property and equipment	1,390,333	1,371,568
Less: accumulated depreciation and amortization	(670,148)	(592,042)
Property and equipment, net	720,185	779,526
Total assets	$3,482,258	$5,155,746

PC Universe, Inc.

BALANCE SHEETS

June 30, 2008 and December 31, 2007

(Continued)

	June 30, 2008	December 31, 2007
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Capital lease obligation	$75,588	$161,996
Accounts payable	801,861	1,061,004
Line of credit	1,760,336	2,128,269
Accrued expenses	404,019	621,935
Deferred revenue	25,413	35,138
Customer deposits	6,052	21,987
Total current liabilities	3,073,269	4,030,329
LONG-TERM DEBT
Capital lease obligation, less current portion	84,450	114,581
Total liabilities	3,157,719	4,144,910
COMMITEMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.001 per share, 20,000,000 shares authorized, and no shares issued and outstanding
	—	—
Common stock, par value $.001 per share, 200,000,000 shares authorized, issued and outstanding 38,675,254 and 38,481,980 shares, respectively

	38,675	38,482
Additional paid-in capital	2,433,420	2,334,130
Treasury stock (2,046,334 shares at cost)	(150,000)	(150,000)
Accumulated deficit	(1,997,556)	(1,211,776)
Total stockholders’ equity	324,539	1,010,836
Total liabilities and stockholders’ equity	$3,482,258	$5,155,746

PC Universe, Inc.

STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2008 and 2007

	Three Months Ended
	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)

Net sales and services	$6,374,547	$9,296,696

Cost of sales and services	5,724,787	8,150,769

Gross profit	649,760	1,145,927

Selling and advertising expenses	388,499	614,480
Provision for (recovery of ) doubtful accounts	(11,298)	14,403
General and administrative expenses	558,962	679,307

Loss from operations	(286,403)	(162,263)

Other income (expense)
Interest expense	(6,618)	(13,187)
Gain on sale of asset	26,448	—
Miscellaneous income (expense)	(435)	17,350

Total other income (expense)	19,395	4,163

Total (provision) benefit for income taxes	—	148,398

NET LOSS	$(267,008)	$(9,702)

Weighted average - number of common shares outstanding
Basic	38,617,754	37,859,987

Diluted	38,617,754	37,859,987

Net income (loss) per common share
Basic	$(0.01)	$(0.00)

Diluted	$(0.01)	$(0.00)

PC Universe, Inc.

STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2008 and 2007

	Six Months Ended
	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)

Net sales and services	$13,545,438	$17,545,806

Cost of sales and services	12,308,755	15,282,155

Gross profit	1,236,683	2,263,651

Selling and advertising expenses	867,713	1,143,638
Provision for doubtful accounts	4,975	14,403
General and administrative expenses	1,167,096	1,335,255

Loss from operations	(803,101)	(229,645)

Other income (expense)
Interest expense	(11,328)	(36,528)
Gain on sale of asset	26,448	—
Miscellaneous income	8,001	17,517

Total other income (expense)	23,122	(19,011)

Total (provision) benefit for income taxes	—	91,371

NET LOSS	$(785,780)	$(157,285)

Weighted average - number of common shares outstanding
Basic	38,556,592	35,760,063

Diluted	38,556,592	35,760,063

Net income (loss) per common share
Basic	$(0.02)	$(0.00)

Diluted	$(0.02)	$(0.00)

PC Universe, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2008

(unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Treasury Stock		Accumulated earnings (deficit)	Total
	Shares	Amount	Shares	Amount		Shares	Amount

Balance, December 31, 2007	—	$—	38,481,980	$38,482	$2,334,130	(2,046,334)	$(150,000)	$(1,211,776)	$1,010,836

Stock issued for services	—	—	193,274	193	20,307	—	—	—	20,500
Stock based compensation	—	—	—	—	78,983	—	—	—	78,983
Net loss	—	—	—	—	—	—	—	(785,780)	(785,780)

Balance, June 30, 2008	—	$—	38,675,254	$38,675	$2,433,420	(2,046,334)	$(150,000)	$(1,997,556)	$324,539

PC Universe, Inc.

STATEMENTS OF CASH FLOWS

Six Months ended June 30, 2008 and 2007

	Six Months Ended
	June 30,	June 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(785,780)	$(157,285)
Adjustments to reconcile net loss to net cash used in operating activities

Non-cash interest expense	—	6,281
Depreciation and amortization	129,579	64,922
Allowance for doubtful accounts	12,894	14,403
Deferred income taxes	—	(91,371)
Stock based compensation	78,983	—
Stock issued for services	20,500	—
(Increase) decrease in operating assets
Accounts receivable	(187,041)	142,249
Employee advances	862	3,910
Other receivables	34,626	(31,630)
Inventories	202,195	7,731
Prepaid expenses and deposits	(64,925)	18,483
Increase (decrease) in operating liabilities
Accounts payable	(259,143)	(1,108,069)
Accrued expenses	(217,916)	47,645
Deferred revenue	(9,725)	60,000
Customer deposits	(15,936)	233,337

Total adjustments	(275,047)	(632,109)

Net cash used in operating activities	(1,060,827)	(789,394)

PC Universe, Inc.

STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2008 and 2007

	Six Months Ended
	June 30,	June 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from investing activities
Purchases of property and equipment	(103,772)	(293,396)
Proceeds from disposal of property and equipment, net	33,534	—
Advances to officers, net	—	15,035

Net cash used in investing activities	(70,238)	(278,361)

Cash flows from financing activities
Issuance of common stock	—	2,201,230
Payments on note payable	—	(300,000)
Proceeds from capital lease obligations	—	77,664
Repayment on capital lease obligations	(116,539)	(28,843)
Proceeds from revolving lines of credit	10,011,432	13,222,341
Repayments of revolving lines of credit	(10,379,364)	(13,151,191)

Net cash (used in) provided by financing activities	(484,471)	2,021,201

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
	(1,615,537)	953,446

Cash and cash equivalents, beginning	2,040,029	926,199

Cash and cash equivalents, ending	$424,492	$1,879,645

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,249	$30,247

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

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

On June 1, 2006, PC Universe, Inc. (“PCU”), pursuant to an agreement with The Poker TV Network, Inc. (“TPTVN”), a publicly traded company, acquired all the outstanding common stock in PCU (“reverse merger”). In the reverse merger each share of the 200 issued and outstanding shares of common stock of PCU were converted into the right to receive 449,300 shares of TPTVN common stock. As a result of the reverse merger, the former shareholders of PCU received approximately 89.87% ownership of TPTVN. For accounting purposes, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the acquisition has been accounted for as a recapitalization of PCU with PCU as the acquirer (reverse acquisition). A reverse acquisition occurs if a company, other than the legal acquirer, is deemed to be the “accounting acquirer” in a business combination effected by the issuance of voting securities. In this regard, PCU is considered the accounting acquirer and TPTVN is considered the accounting target.

Subsequent to the reverse merger, TPTVN changed its name to PC Universe, Inc.

Management’s Plans

The financial statements have been prepared assuming that PC Universe, Inc. (the “Company) will continue as a going concern. As of December 31, 2007, the Company was not in compliance with the financial covenants under its Agreement for Wholesale Financing-Flexible Payment Plan, dated November 1, 2007 (the “Financing Agreement”) with IBM Credit, LLC (“IBM”) and consequently in May 2008, IBM reduced the facility line of credit from $4,000,000 to $1,250,000. The Company was unable to obtain a waiver for financial covenant defaults which existed as of December 31, 2007, March 31, 2008 and June 30, 2008. We are currently discussing with IBM a waiver and amendment of the financial covenants to align with our expected financial performance during fiscal 2008. If we are not successful in obtaining the amendment and waiver, or, alternatively, in regaining compliance with all of our financial performance covenants we will seek to refinance the defaulted debt on new terms or seek an alternative financing source. Under the Financing Agreement, we may be prohibited from drawing additional funds, which could impair our ability to maintain sufficient working capital or finance future inventory purchases. Either situation would have a material adverse effect on the solvency of the Company. If a refinancing cannot be successfully concluded, then, upon default of the financial covenants, the payment of the bank debt may be demanded immediately by IBM. If such demand were made, we currently have insufficient cash to pay our bank debt in full. These factors raise substantial doubt about our ability to continue as a going concern. While management is confident in the possibility of either reaching an agreement with IBM or obtaining alternative financing, acceptable terms of such agreements or financing may not be available and therefore there are no guaranties of successfully achieving such results. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Management’s plans to address these operating conditions consist of the following initiatives:

We intend to pursue private financing opportunities during the third quarter of 2008. With the current demands on the Company’s cash based on the operating conditions discussed above, the Company must raise capital in the short term to continue operations and meet its obligations. The Company is currently engaged in discussions with potential investors who have expressed interest in, among other things, funding the Internet expansion opportunities for the Company’s products.

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

Financial Statement Presentation

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) which in the opinion of management are necessary for a fair statement of the financial position and operating results for the interim periods presented.  The extent of our losses in fiscal 2007 and the first six months of fiscal 2008, the non-compliance with restrictive covenants under its primary financing facilities and uncertainties related to meeting future restrictive covenants under its primary financing facilities raise substantial doubt over the Company’s ability to continue as a going concern. See Note 1. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 31, 2008.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, prices are fixed or determinable, and ability to collect is probable. We consider the point of delivery to be when the risks and rewards of ownership have transferred to the customer. Our shipping terms dictate that passage of title occurs upon receipt of products by the customer.  We have demonstrated the ability to make reasonable and reliable estimates of product returns based on historical experience. We have recorded no allowances for sales returns at June 30, 2008 and December 31, 2007, respectively.

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

We have excluded all outstanding stock options and warrants from the calculation of basic and diluted net loss per share because these securities are antidilutive for all years presented. Securities that could potentially dilute basic net loss per share in the future, and that were not included in the calculation of diluted net loss per share, are as follows:

	June 30,
	2008	2007
Outstanding stock options	880,000	—
Warrants	333,334	—
Total potential common shares excluded from diluted net loss per share computation	1,213,334	—

Pronouncements Implemented

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. We currently do not have any financial assets and liabilities requiring fair value measurement. Therefore, the partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective for us beginning in the first quarter of fiscal 2008. We currently do not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact our financial position, results of operations or cash flows.

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

NOTE 3 – STOCK BASED COMPENSATION

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

The Plan authorizes grants of options to purchase up to 4,000,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price not less than the stock’s fair market value at the date of grant. All stock options granted have terms not to exceed ten years. The number of shares granted, vesting period, and price per share are determined by the Board of Directors. Stock options generally vest over one to five years per vesting schedule. At June 30, 2008, there were 3,120,000 shares available for future grants under the Plan.

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

The weighted average fair value of options at the grant date during 2008 was $0.1364. The fair value of each option is estimated on the grant of date using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted during the six months ended June 30, 2008:

Expected dividend yield	0.0%
Expected stock volatility	196%
Risk-free interest rate	4.2%
Expected term (in years)	5
Forfeiture rate	0.0%

The compensation cost that has been recognized in the statements of operations for our stock option plan for the three and six months ended June 30, 2008 was $25,381 and $78,983, respectively. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

Stock option activity under the Plan, relating to qualified and nonqualified options during the six months ended June 30, 2008 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,567,500	—
Granted	75,000	$0.14
Exercised	—	—
Forfeited	(762,500)	$0.375
Expired	—	—
Outstanding at end of period	880,000	$0.375
Options exercisable at end of period	—	—

As of June 30, 2008, there was $143,713 of total unrecognized compensation expense related to non-vested stock options granted under our equity incentive plans. This cost is expected to be recognized over a weighted-average period of 4.2 years.

NOTE 4–INCOME TAXES

As of June 30, 2008, there have been no material changes to our uncertain tax positions disclosures as provided in Note 8 of the Annual Report. We do not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2009.

NOTE 5 - DEFAULT ON FINANCING AGREEMENT

On March 20, 2008, we received a notice of default from IBM, notifying us that we are in default under the Financing Agreement based on our non-compliance with one or more financial performance covenants which require us to maintain certain financial ratios, percentages and amounts as more particularly set forth in the Financing Agreement.  As of July 24, 2008, we owed IBM approximately $701,000 under the facility for flooring arrangements related to inventory purchases.

IBM stated in the notice of default that it has not determined at this time whether action will be taken as a result of this default; however, the Financing Agreement provides that upon the occurrence and during the continuance of an event of default, IBM, in addition to any other rights and remedies contained in the Financing Agreement, is entitled to (i) exercise any or all rights it has as a secured party under applicable law; (ii) cease making financial accommodations or extending any additional credit to us; and (iii) may, at any time at IBM’s election, without notice or demand to the Company, declare the Company’s obligations under the Financing Agreement to be immediately due and payable.  If we are unable to regain compliance with the financial performance covenants and IBM exercises its remedies under the Financing Agreement, our financial condition and operating results will be adversely affected, and we will be required to seek additional debt or equity financing which sources of financing have not been identified at this time. We were notified in May 2008, that IBM has reduced the facility from $4,000,000 to $1,250,000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In January 2008, we were notified by California’s Board of Equalization (the Board) of the Board’s intent to audit the business operations relating to sales of our products in California back to January 1, 2005. At this time, we are not certain of the impact that the sales tax audit and potential related fines and penalties will have on our business. The State of California taxing authorities have not yet commenced the audit nor has a formal proceeding been commenced, although we believe that a legal proceeding is contemplated and may be commenced in the future.

NOTE 7 - SUBSEQUENT EVENTS

Effective August 1, 2008, we entered into an agreement with Allen, Goddard, McGowan, Pak & Partners, LLC (“Allen Partners”) whereby Allen Partners has agreed to provide financial consulting services. For Allen Partners’ services in connection with the agreement, we will pay Allen Partners, or its authorized agents, a commission of ten percent (10%) of aggregate financing proceeds received by us in a private financing plus a non-accountable expense allowance of three percent (3%) of aggregate financing proceeds, subject to certain conditions. Additionally, we agreed to issue Allen Partners five-year warrants to purchase 2,000,000 shares of our common stock at an exercise price of $0.05 per share (the “IB Warrant”), and a financial advisory fee of $25,000, in connection with the execution of a financial advisory agreement also effective August 1, 2008.

Item 2.

Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the operating results of PC Universe, Inc. (the “Company”, “we” and “our”) for the three and six months ended June 30, 2008 and 2007, respectively, and the financial condition of the Company at June 30, 2008. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as the Company’s financial statements for the year ended December 31, 2007 filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on March 31, 2008 (“2007 Annual Report”).

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

Overview

We are a direct marketing reseller of technology hardware, software and services. We procure and fulfill IT solutions for the small-to-medium business (“SMB”) market, enterprise customers (greater than 1000 computer users) and the public sector (educational institutions and state and local governments). Relationships with SMB, enterprise customers, and the public sector institutions represented 42.8% and 40.6% of total net sales during the three and six months ended June  30, 2008, respectively. Relationships with SMB, enterprise customers, and the public sector institutions represented 64.0% and 59.4% of total net sales during the three and six months ended June  30, 2007, respectively. The remaining sales were from Internet customers.

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

Our management team regularly reviews our performance using a variety of financial and non-financial metrics, including, but not limited to, net sales, gross margin, cooperative advertising reimbursements, advertising expenses, personnel costs, productivity per sales team member, accounts receivable aging, inventory aging, liquidity and cash resources. Management compares the various metrics against goals and budgets and where it deems necessary, takes action designed to enhance our performance. At June 30, 2008, we had 26 team members in our consolidated operations, four of whom were sales account executives. The majority of our team members work at our corporate headquarters in Boca Raton, Florida.

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

We continue to invest in our web, ERP and CRM infrastructure with our web properties consistently being enhanced, our ERP is scheduled for a major replacement in 2009 and we have replaced our CRM package in 2008.

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

While we currently operate as a going concern, certain significant factors raise substantial doubt about our ability to continue to operate as a going concern. We have incurred significant losses since inception. We rely on the

Financing Agreement with IBM to provide financing for our inventory purchases and funding our working capital needs.  As previously mentioned, IBM has notified us that we are in default of certain financial covenants under our financing agreement with IBM.  Accordingly, our management is in the process of seeking additional capital to satisfy our financial covenants and to sustain operations.  Our management can provide no assurance that we will be successful in raising any necessary additional capital.  These factors, among others, raise substantial doubt about our ability to continue to operate as a going concern.

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

Management’s Plans to Address Operating Conditions

Management’s plans to address these conditions consist of the following initiatives:

We intend to pursue private financing opportunities during the third quarter of 2008. With the current demands on the Company’s cash based on the operating conditions discussed above, the Company must raise capital in the short term to continue operations and meet its obligations. The Company is currently engaged in  discussions with potential investors who have expressed interest in, among other things, funding the Internet expansion opportunities for the Company’s products.

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

Critical Accounting Policies

In Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our 2007 Annual Report, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our 2007 Annual Report.

Results of Operations

The following table sets forth, for the periods indicated selected items from our Statements of Operations, expressed as a percentage of net sales and services.

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Systems	17.3%	26.9%	17.5%	22.7%
Output Devices	16.0%	16.9%	16.7%	17.5%
Networking	6.0%	8.4%	7.0%	8.0%
Storage Devices	9.4%	7.5%	8.4%	8.0%
Software	2.9%	3.5%	2.6%	3.1%
Input Devices	6.5%	3.0%	5.7%	3.5%
Memory	4.1%	7.6%	3.9%	6.6%
Video	1.4%	0.8%	1.3%	1.1%
Other	36.4%	25.3%	37.0%	29.5%
Total	100.0%	100.0%	100.0%	100.0%

Comparison of Three Months Ended June 30, 2008 and 2007

Net Sales and Services. Net sales and services decreased 31.4% to $6.4 million in the three months ended June 30, 2008 compared to $9.3 million in the three months ended June 30, 2007, due to a decrease in the volume of goods being sold, which is partially attributable to the reduction in the Océ and Eclypsis accounts. Of this amount, account executive assisted sales decreased 54.1% to $2.7 million in the three months ended June 30, 2008 from $5.9 million in the three months ended June 30, 2007. Internet revenue increased 12.4% to $3.6 million in the three months ended June 30, 2008 from $3.2 million in the three months ended June 30, 2007 due to our revenue sharing relationship with Amazon.com and improved internal web properties including the addition of a new Doubleclick contract.

Gross Profit. Gross profits decreased to $650,000 in the three months ended June 30, 2008 compared to $1,146,000 in the three months ended June 30, 2007. Gross profit as a percentage of net sales decreased to 10.2% in the three months ended June 30, 2008, compared to 12.3% in the three months ended June 30, 2007. The decrease in gross profit percentage resulted from adjusting pricing and margin mix as internet makes a larger proportion of our sales, which is lower margin versus higher margin corporate sales.  We believe this trend will continue in the future.  Gross profit margins as a percent of sales will continue to vary due to changes in vendor programs, product and customer mix, pricing strategies and economic conditions. The use of our line of credit to fund the expansion of accounts receivable and inventory incurred interest expense of $200 and $1,000 for the periods ended June 30, 2008 and 2007 respectively. The interest rate of the working capital lines is tied to the prime rate. The effects of decreases in the prime rate during the three months ended June 30, 2008 in conjunction with the reduction in our usage of the working capital line of credit compared to the three months ended June 30, 2007 resulted in the decreased interest expense.

Selling and Advertising Expenses. Selling and advertising expenses, which primarily consisted of salesperson and marketing salaries, decreased to $388,000 in the three months ended June 30, 2008 from $614,000 in the three months ended June 30, 2007 primarily due to decreased salesperson commissions, and decreased as a percentage of net sales to 6.1% in the three months ended June 30, 2008 compared to 6.6% in the three months ended June 30, 2007.

General and Administrative Expenses. General and administrative expenses, which primarily consist of administration and officer expenses, and professional fees, decreased to $559,000 for the three months ended June 30, 2008 from $679,000 in the three months ended June 30, 2007, and increased as a percentage of net sales to 8.8% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 of 7.3%. The changes in general and administrative expenses were due to the following:

•

Salaries, wages and benefits decreased $192,000 during the three months ended June 30, 2008 as compared to the prior year due to reduced employee salaries, reduced staffing and reduced bonus structure.

•

Professional fees decreased $46,000 as our accounting fees for a portion of our Form 10 were performed during the three months ended June 30, 2007.

•

Depreciation expense increased $31,000 as our property and equipment grew over 2007.

Interest Expense. Interest expense decreased to $7,000 in the three months ended June 30, 2008, compared to $13,000 in the three months ended June 30, 2007. The interest expense was due to interest owed on the outstanding $500,000 note payable and capital leases.  All obligations under the note payable were fully repaid during 2007.

Other Income. Other income increased to $26,000 in the three months ended June 30, 2008, compared to $17,000 in the three months ended June 30, 2007.  The three months ended June 30, 2008 include the sale of a vehicle that resulted in a gain of $26,000.  The three months ended June 30, 2007 consisted primarily of interest income on deposit at a commercial bank.

Income Tax Provision. The income tax expense and benefit for the three months ended June 30, 2008 was $0, compared to an gain of $148,000 during the three months ended June 30, 2007. The effective tax rates expressed as a percent of income were 0% and 2% for the periods ended June 30, 2008 and 2007, respectively.

Net Income (Loss). As a result of the foregoing, net loss for the three months ended June 30, 2008 was $267,000, or $0.01 per diluted share, as compared to a net loss of $10,000, or $0.00 per diluted share, for the three months ended June 30, 2007.

Comparison of Six Months Ended June 30, 2008 and 2007

Net Sales and Services. Net sales and services decreased 22.8% to $13.5 million in the six months ended June 30, 2008 compared to $17.5 million in the six months ended June 30, 2007, due to a decrease in the volume of goods being sold partially attributable to the reduction in the Océ and Eclypsis accounts. Of this amount, account executive assisted sales decreased 47.2% to $5.5 million in the six months ended June 30, 2008 from $10.4 million in the six months ended June 30, 2007. Internet revenue increased 14.7% to $8.1 million in the six months ended June 30, 2008 from $7.0 million in the six months ended June 30, 2007 due to our revenue sharing relationship with Amazon.com and improved internal web properties including the addition of a new Doubleclick contract .

Gross Profit. Gross profits decreased to $1,237,000 in the six months ended June 30, 2008 compared to $2,264,000 in the six months ended June 30, 2007. Gross profit as a percentage of net sales decreased to 9.1% in the six months ended June 30, 2008, compared to 12.9% in the six months ended June 30, 2007. The decrease in gross profit percentage resulted from adjusting pricing and margin mix as internet makes a larger proportion of our sales is lower margin versus higher margin corporate sales. We believe this trend will continue in the future.  Gross profit margins as a percent of sales will continue to vary due to changes in vendor programs, product and customer mix, pricing strategies and economic conditions. The use of our line of credit to fund the expansion of accounts receivable and inventory incurred interest expense of $700 and $10,200 for the periods ended June 30, 2008 and 2007 respectively. The interest rate of the working capital lines is tied to the prime rate. The effects of decreases in the prime rate during the six months ended June 30, 2008 in conjunction with the reduction in our usage of the working capital line of credit compared to the six months ended June 30, 2007 resulted in the decreased interest expense.

Selling and Advertising Expenses. Selling and advertising expenses, which primarily consisted of salesperson and marketing salaries, decreased to $868,000 in the six months ended June 30, 2008 from $1,144,000 in the six months ended June 30, 2007 primarily due to decreased salesperson commissions, and decreased as a percentage of net sales to 6.4% in the six months ended June 30, 2008 compared to 6.5% in the six months ended June 30, 2007.

General and Administrative Expenses. General and administrative expenses, which primarily consist of administration and officer expenses, and professional fees, decreased to $1,167,000 for the six months ended June 30, 2008 from $1,335,000 in the six months ended June 30, 2007, and increased as a percentage of net sales to 8.6% in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 of 7.6%. The changes in general and administrative expenses were due to the following:

•

Salaries, wages and benefits decreased $139,000 during the six months ended June 30, 2008 as compared to the prior year due to reduced employee salaries, reduced staffing and reduced bonus structure.

•

Professional fees decreased $161,000 as our three year audit and other accounting fees for our initial SEC filing on Form 10 was performed during the six months ended June 30, 2007.

•

Depreciation expense increased $65,000 as our property and equipment grew over 2007.

Interest Expense. Interest expense decreased to $11,000 in the six months ended June 30, 2008, compared to $37,000 in the six months ended June 30, 2007. The interest expense was due to interest owed on the outstanding $500,000 note payable and capital leases.  All obligations under the note payable were fully repaid during 2007.

Other Income. Other income increased to $34,000 in the six months ended June 30, 2008, compared to $18,000 in the six months ended June 30, 2007 and consisted of a gain on a vehicle sale in the six months ended June 30, 2008 with the remaining coming from interest income on deposit at a commercial bank.

Income Tax Provision. The income tax expense and benefit for the six months ended June 30, 2008 was $0, compared to an benefit of $91,000 during the six months ended June 30, 2007. The effective tax rates expressed as a percent of income were 0% and 1% for the periods ended June 30, 2008 and 2007, respectively.

Net Income (Loss). As a result of the foregoing, net loss for the six months ended June 30, 2008 was $786,000, or $0.02 per diluted share, as compared to a net loss of $157,000, or $0.00 per diluted share, for the six months ended June 30, 2007.

Inflation

We do not believe that inflation has had a material impact on our results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

Our total assets were $3.5 million at June 30, 2008, of which $2.8 million were current assets. As of June 30, 2008, we had cash and cash equivalents of $424,000 and had negative working capital of $311,000 compared to working capital of approximately $346,000 at December 31, 2007. The decrease in working capital from December 31, 2007 was primarily a result of the net loss and the pay-down of accounts payable and line of credit during the six months ended June 30, 2008.

Approximately 41% of our sales are processed on open account terms offered to our customers, which increased our accounts receivable balance. To finance these sales, we leverage our secured line of credit through IBM for timing differences in cash inflows and cash outflows to invest in the growth of our business. The secured line of credit described in detail below is utilized from time to time to invest in capital purchases, to purchase inventory for general stock as well as for certain customers, and to take full advantage of available early pay discounts.

Pursuant to our Financing Agreement with IBM we have a secured line of credit of up to $1,250,000 with the ability to increase the line of credit for specific customers IBM deems creditworthy and offset by a portion of our cash balance. The credit facility is collateralized by accounts receivable and inventory, and it can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions. This credit facility has an annual automatic renewal which occurs on November 1 of each fiscal year. Either party can terminate this agreement with 60-days’ written notice prior to the renewal date. The working capital and inventory advances bear interest at a rate of the prime rate. Our line of credit is defined by quick turnover, large amounts under the flooring facility and short maturities. All amounts owed under our line of credit are due on demand. Inventory advances do not bear interest if paid within terms, usually 50 days from the advance date. The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions and merger and consolidation of the Company. At June 30, 2008, March 31, 2008 and December 31, 2007, we were not compliant with any financial performance covenants contained in the Financing Agreement. At June 30, 2008, there were no amounts owed for working capital advances and $1.8 million was owed under the facility for flooring arrangements related to inventory purchases.

At June 30, 2008, the total amount available for future borrowing was $13,000 at an interest rate in effect at that time of 5.75%. On March 20, 2008, we received a notice of default from IBM notifying us that we are out of compliance with one or more financial performance covenants under the Financing Agreement and that we are currently in default under the Financing Agreement.  IBM has not determined at this time whether action will be taken as a result of this default, however, the Financing Agreement provides that upon the occurrence and during the continuance of an event of default under the Financing Agreement, IBM, in addition to any other rights and remedies contained in the Financing Agreement, is entitled to (i) exercise any or all rights it has as a secured party under applicable law; (ii) cease making financial accommodations or extending any additional credit to us; and (iii) may, at any time at IBM’s election, without notice or demand to us, declare our obligations under the Financing Agreement to be immediately due and payable.  In addition, our line of credit was reduced as noted above in connection with the default.  We do not currently have the cash on hand to repay our obligations in full were IBM to demand immediate repayment under the Financing Agreement, and furthermore, we are not certain if additional debt or equity financing would be available to us on acceptable business terms or at all.

We measure liquidity as the sum of total cash and unused borrowing availability, and we use this measurement as an indicator of how much access to cash we have to either grow the business through investment in our business, acquisitions, capital expenses or to contend with adversity such as unforeseen operating losses potentially caused by reduced demand for our products and services, loss of a large customer, material uncollectible accounts receivable, or material inventory write-downs, as examples. At June 30, 2008, our liquidity was $437,000 of which $424,000 was cash on hand and $13,000 was available under the Financing Agreement for future borrowing.

During the past three years, we have experienced net losses. We have fluctuations in operating cash flows that are not correlated with any certainty. In the years we have had net losses, operating cash flows have been both positive and negative. It is possible that we will continue to have these fluctuations in the future.

Capital expenditures in the six months ended June 30, 2008 totaled $104,000. This includes improvements to our web properties, computer and software purchases, leasehold improvements, vehicles and improvements to our information technology systems. In the six months ended June 30, 2008, we sold a vehicle for a net gain of $26,000 which had a net book value of $34,000.  In 2008, we anticipate spending a total of $500,000 for improvements to our web properties, computer and software purchases, leasehold improvements and improvements to our information technology systems. In 2009, we anticipate spending $1,300,000 for improvements to our web properties, computer and software purchases including a new ERP software package, leasehold improvements and improvements to our information technology systems.

We believe that our existing available cash and cash equivalents, operating cash flow, and existing credit facilities may not be sufficient to satisfy our operating cash needs for the next 12 months at our current level of business. We do not have any arrangements other than those described herein with any other bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.  In addition, if our working capital or other capital requirements are greater than currently anticipated, we could be required to seek additional funds through sales of equity, debt or convertible securities, or through increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to us and our stockholders.  Failure to secure such financing or to raise additional capital or borrow additional funds and/or expand our operations may result in our not being able to continue as a going concern.

Cash Flows

Operating Activities: Net cash flow used in operating activities was $1,061,000 during the six months ended June 30, 2008 primarily due to a pay-down of our accounts payable  and accrued expenses due to the timing of the invoiced due dates. Additionally, our inventory was significantly reduced in the six months ended June 30, 2008 due to holding less inventory for Océ North America and Eclypsis in our warehouse.

Net cash flow used in operating activities was $789,000 during the six months ended June 30, 2007. This primarily resulted from an reduction in accounts payable from a sizable 2006 product sale where the inventory was paid in early 2007.

Investing Activities. Net cash used in investing activities totaled $70,000 in the six months ended June 30, 2008 and $278,000 in the six months ended June 30, 2007. Cash was used for the capital expenditures and expenditures were higher in 2007 due to the timing of increased investment in web properties, computer and software programs and improvements to our information technology systems. We intend to continue to upgrade our internal information systems as a means to increase operational efficiencies.

Financing Activities. Net cash used in financing activities was $484,000 in the six months ended June 30, 2008, which increase was due to the reduction of available borrowings from $4,000,000 to $1,250,000 under our line of credit with IBM. In the six months ended June 30, 2007, net cash provided by financing activities was $2,021,000 and was due to the April 2007 private placement.

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

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

On May 7, 2008, Michael Grasso, a stockholder of the Company, filed a complaint in Clark County District Court in Nevada against us, and our co-chief executive officers, Thomas M. Livia and Gary Stern. The complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing and conspiracy. Mr. Grasso asserted in the complaint that we failed to obtain an opinion letter from counsel regarding the removal of a restrictive legend on the shares of the Company’s common stock held by him.  The complaint states that Mr. Grasso is seeking monetary damages in excess of an aggregate of $30,000, plus reasonable fees and costs of the lawsuit. On May 27, 2008, we filed an answer to the complaint denying each of Mr. Grasso’s claims.  Subsequently, on July 24, 2008, we filed a motion to dismiss, or in the alternative, a motion for summary judgment based on the fact that federal securities laws prohibit us from issuing the opinion letter currently sought by Mr. Grasso until September 11, 2008. Accordingly, the underlying basis for Mr. Grasso’s entire complaint is based on alleged inaction that is precluded by federal law. As such, we contend that Mr. Grasso’s complaint must be dismissed as it fails to state a claim upon which relief can be granted. Our management believes the complaint is without merit and intends to continue to vigorously defend against the claims. Our management is unable to determine the outcome of the lawsuit at this time, however, or estimate the probability of prevailing in connection with the merits of these claims.

Item 1A.

Risk Factors

We have been notified by our lender IBM that we are out of compliance with certain financial performance covenants contained in our Financing Agreement with IBM and accordingly that we are in default under the agreement which means that IBM may declare our financial obligations to be immediately due and payable.

We have a secured line of credit of up to $1,250,000 with IBM, which is collateralized by accounts receivable and inventory, and can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions. The Financing Agreement has an annual automatic renewal which occurs on November 1 of each fiscal year. Either party can terminate the Financing Agreement with 60-days’ written notice prior to the renewal date. The working capital and inventory advances bear interest at a rate of the prime rate. Our line of credit is defined by quick turnover, large amounts under the flooring facility and short maturities. All amounts owed under our line of credit are due on demand. Inventory advances do not bear interest if paid within terms, usually 50 days from the advance date. The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions and merger and consolidation of the Company. At December 31, 2007, March 31, 2008, and June 30, 2008, we were not compliant with all financial covenants contained in the Financing Agreement. As of July 24, 2008, we owed IBM approximately $701,000 under the facility for flooring arrangements related to inventory purchases.  On March 20, 2008, we received a notice of default from IBM notifying us that we are out of compliance with one or more financial performance covenants and that we are currently in default under the Financing Agreement. IBM has not determined at this time whether action will be taken as a result of this default, however, the Financing Agreement provides that upon the occurrence and during the continuance of an event of default under the Financing Agreement, IBM, in addition to any other rights and remedies contained in the Financing Agreement, is entitled to (i) exercise any or all rights it has as a secured party under applicable law; (ii) cease making financial accommodations or extending any additional credit to us; and (iii) may, at any time at IBM’s election, without notice or demand to us, declare our obligations under the Financing Agreement to be immediately due and payable.  We do not currently have the cash on hand to repay our obligations in full were IBM to demand immediate Financing repayment under the Financing Agreement, and furthermore, we are not certain if additional debt or equity financing would be available to us on acceptable business terms or at all.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2008, in consideration for attendance at meetings of the board of directors and committee meetings, we issued 37,500 shares of common stock to each of our directors Victor Grillo, Dean Rosenbach and Randall Paulfus. We also issued 31,250 shares of common stock to Bruce Martin in consideration for attendance at meetings of the board of directors.  The directors are deemed to be accredited investors pursuant to the definition of such term in Rule 501 of Regulation D under the Securities Act. The above issuances of securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. No underwriters or brokers were employed in the transactions. The securities will be deemed restricted securities for purposes of the Securities Act. A legend was placed on the stock certificates providing that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Item 3.

Defaults upon Senior Securities.

During the course of preparing our audited financial statements for the fiscal year ended December 31, 2007, we became aware, and on March 13, 2008 determined that we were out of compliance with certain financial covenants contained in our Financing Agreement with IBM .  On March 20, 2008, we received a notice of default from IBM, notifying us that we were in violation of one or more financial performance covenants contained in our Financing Agreement, which requires us to maintain certain financial ratios, percentages and amounts as more particularly set forth in the Financing Agreement. Under the Financing Agreement, we were provided a secured line of credit of up to $4,000,000, which is collateralized by accounts receivable and inventory of the Company, and which may be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions. In May 2008, IBM reduced the secured line of credit to a maximum of $1,250,000.

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

At our 2008 Annual Meeting of Stockholders held on June 11, 2008, the stockholders elected Dean J. Rosenbach, Randall N. Paulfus and Victor N. Grillo as Class I directors of the Company to hold office until the 2010 Annual Meeting (subject to the election and qualification of their successors and to their earlier resignation, removal or death):

	Votes For	Votes Withheld or Opposed	Abstentions
Dean J. Rosenbach	30,775,279	2	—
Randall N. Paulfus	30,775,279	2	—
Victor N. Grillo	30,775,279	2	—

The following Class II Directors remain in office until the 2009 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified or until their resignation or removal: Gary Stern, Thomas M. Livia and Bruce Martin.

Item 5.

Other Information.

None.

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

PC UNIVERSE, INC.

Date: August 14, 2008	By:	/s/ GARY STERN
Gary Stern, Chairman and Co-Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ THOMAS M. LIVIA
Thomas M. Livia, President, Co-Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

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