Form 10-Q
period 2008-09-30
PC UNIVERSE INC
filed 2008-11-19
CIK 1124802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

or

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

There were 45,638,717 shares of our Common Stock, par value $0.001 per share (the “Common Stock”), outstanding on November 12, 2008.

PC UNIVERSE, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets September 30, 2008 (unaudited) and December 31, 2007

1

Statements of Operations Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

3

Statement of Stockholders’ Equity (Deficit) Nine Months Ended September 30, 2008 (unaudited)

5

Statements of Cash Flows Nine Months Ended September 30, 2008 and 2007 (unaudited)

6

Notes to Financial Statements (unaudited)

8

Item 2.      Management Discussion and Analysis of Financial Condition and Results of Operations

14

Item 4.      Controls and Procedures

22

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

23

Item 1A.   Risk Factors

23

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3.      Defaults upon Senior Securities

24

Item 4.      Submission of Matters to a Vote of Securityholders

25

Item 5.      Other Information

25

Item 6.      Exhibits

26

Signatures

27

Exhibit Index

Ex-31.1 Section 302 Certification of Co-Principal Executive Officer

Ex-31.2 Section 302 Certification of Co-Principal Executive Officer

Ex-31.3 Section 302 Certification of Principal Financial Officer

Ex-32 Section 906 Certification of Co-Principal Executive Officers and Principal Financial Officer

Explanatory Note

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended (“Securities Act”), we have elected to comply with the scaled disclosure requirements applicable to "smaller reporting companies" throughout this quarterly report. Except as specifically included in the quarterly report, items not required by the scaled disclosure requirements have been omitted.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

PC Universe, Inc.

BALANCE SHEETS

September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$162,475	$2,040,029
Accounts receivable
(net of allowance of $25,000 and $37,212 for September 30, 2008 and December 31, 2007, respectively)
	1,088,650	1,544,939
Employee advances	—	862
Other receivables	—	51,138
Inventories (net of allowance for obsolete and slow-moving inventories of $100,000 and $25,000 for September 30, 2008 and December 31, 2007, respectively)	262,294	624,192
Prepaid expenses and deposits	107,004	115,060
Total current assets	1,620,423	4,376,220
PROPERTY AND EQUIPMENT, NET
Property and equipment	835,117	1,371,568
Less: accumulated depreciation and amortization	(405,131)	(592,042)
Property and equipment, net	429,986	779,526
Total assets	$2,050,409	$5,155,746

See accompanying notes to financial statements

PC Universe, Inc.

BALANCE SHEETS

September 30, 2008 and December 31, 2007

(Continued)

	September 30, 2008	December 31, 2007
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Capital lease obligation	$67,514	$161,996
Accounts payable	847,343	1,061,004
Line of credit	787,511	2,128,269
Accrued expenses	406,958	621,935
Deferred revenue	23,488	35,138
Customer deposits	12,905	21,987
Total current liabilities	2,145,719	4,030,329
LONG-TERM DEBT
Capital lease obligation, less current portion	68,508	114,581
Total liabilities	2,214,227	4,144,910
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $.001 per share, 20,000,000 shares authorized, and no shares issued and outstanding
	—	—
Common Stock, par value $.001 per share, 200,000,000 shares authorized, issued and outstanding 45,638,717 and 38,481,980 shares, respectively

	45,638	38,482
Additional paid-in capital	2,704,033	2,334,130
Treasury stock (2,046,334 shares at cost)	(150,000)	(150,000)
Accumulated deficit	(2,763,489)	(1,211,776)
Total stockholders’ equity (deficit)	(163,818)	1,010,836
Total liabilities and stockholders’ equity (deficit)	$2,050,409	$5,155,746

See accompanying notes to financial statements

PC Universe, Inc.

STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2008 and 2007

	Three Months Ended
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)

Net sales and services	$5,632,490	$8,249,275

Cost of sales and services	5,217,007	7,163,483

Gross profit	415,483	1,085,792

Selling and advertising expenses	420,140	483,604
General and administrative expenses	749,404	846,174

Loss from operations	(754,061)	(243,986)

Other income (expense)
Interest expense	(5,611)	(8,737)
Miscellaneous income (expense)	(6,265)	15,889

Total other income (expense)	(11,876)	7,152

Total (provision) benefit for income taxes	—	129,766

NET LOSS	$(765,937)	$(107,068)

Weighted average - number of common shares outstanding
Basic	42,334,550	38,462,480

Diluted	42,334,550	38,462,480

Net income (loss) per common share
Basic	$(0.02)	$(0.00)

Diluted	$(0.02)	$(0.00)

See accompanying notes to financial statements

PC Universe, Inc.

STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)

Net sales and services	$19,177,928	$25,795,081

Cost of sales and services	17,525,762	22,445,641

Gross profit	1,652,166	3,349,440

Selling and advertising expenses	1,305,496	1,627,241
General and administrative expenses	1,909,628	2,195,830

Loss from operations	(1,562,958)	(473,631)

Other income (expense)
Interest expense	(16,940)	(45,268)
Gain on sale of assets	26,448	—
Miscellaneous income	1,737	33,410

Total other income (expense)	11,245	(11,858)

Total (provision) benefit for income taxes	—	221,137

NET LOSS	$(1,551,713)	$(264,352)

Weighted average - number of common shares outstanding
Basic	39,817,343	36,674,116

Diluted	39,817,343	36,674,116

Net income (loss) per common share
Basic	$(0.04)	$(0.01)

Diluted	$(0.04)	$(0.01)

See accompanying notes to financial statements

PC Universe, Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2008

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in capital	Treasury Stock		Accumulated earnings (deficit)	Total
	Shares	Amount	Shares	Amount		Shares	Amount

Balance, December 31, 2007	—	$—	38,481,980	$38,482	$2,334,130	(2,046,334)	$(150,000)	$(1,211,776)	$1,010,836

Stock issued for services	—	—	351,609	351	29,649	—	—	—	30,000
Stock based compensation	—	—	266,666	267	114,845	—	—	—	115,112
Issuance of Common Stock through a private placement	—	—	6,538,462	6,538	418,462	—	—	—	425,000
Private placement offering costs	—	—	—	—	(193,053)	—	—	—	(193,053)
Net loss	—	—	—	—	—	—	—	(1,551,713)	(1,551,713)

Balance, September 30, 2008	—	$—	45,638,717	$45,638	$2,704,033	(2,046,334)	$(150,000)	$(2,763,489)	$(163,818)

See accompanying notes to financial statements

PC Universe, Inc.

STATEMENTS OF CASH FLOWS

Nine Months ended September 30, 2008 and 2007

	Nine Months Ended
	September 30,	September 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(1,551,713)	$(264,352)
Adjustments to reconcile net loss to net cash used in operating activities

Non-cash interest expense	—	41,981
Depreciation and amortization	188,982	183,256
Impairment charge	250,000	—
Provision for doubtful accounts	(12,212)	50,000
Provision for inventory obsolescence	75,000	—
Deferred income taxes	—	(221,138)
Stock based compensation	115,112	—
Stock issued for services	30,000	12,900
(Increase) decrease in operating assets
Accounts receivable	468,501	1,516,305
Employee advances	862	4,843
Other receivables	51,138	(34,079)
Inventories	286,898	98,582
Prepaid expenses and deposits	8,056	(30,192)
Increase (decrease) in operating liabilities
Accounts payable	(213,661)	(982,030)
Accrued expenses	(214,977)	150,982
Deferred revenue	(11,650)	42,003
Customer deposits	(9,082)	86,476

Total adjustments	1,012,967	919,889

Net cash (used in) provided by operating activities	(538,746)	655,537

See accompanying notes to financial statements

PC Universe, Inc.

STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended
	September 30,	September 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from investing activities
Purchases of property and equipment	(123,707)	(391,097)
Proceeds from disposal of property and equipment, net	34,259	—
Advances to officers, net	—	15,035

Net cash used in investing activities	(89,448)	(376,062)

Cash flows from financing activities
Issuance of Common Stock, net	231,953	2,107,133
Payments on note payable	—	(569,284)
Proceeds from capital lease obligations	—	121,805
Repayment on capital lease obligations	(140,555)	(32,127)
Proceeds from revolving lines of credit	13,350,449	20,735,295
Repayments of revolving lines of credit	(14,691,207)	(22,131,040)

Net cash (used in) provided by financing activities	(1,249,360)	231,782

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
	(1,877,554)	511,257

Cash and cash equivalents, beginning	2,040,029	926,199

Cash and cash equivalents, ending	$162,475	$1,437,456

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,939	$41,779

See accompanying notes to financial statements

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein for the three and nine-month periods ended September 30, 2008 and 2007 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2007 is derived from the Annual Report on Form 10-K for the year ended December 31, 2007 of PC Universe, Inc., a Nevada corporation (“we,” “our” and the “Company”), as filed with the Securities Exchange Commission (“SEC”) on March 31, 2008. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – MANAGEMENT’S PLANS AND RECENT DEVELOPMENTS

On October 15, 2008 our Agreement for Wholesale Financing-Flexible Payment Plan, dated November 1, 2007 (the “Financing Agreement”) with IBM Credit, LLC (“IBM”) terminated. All of our obligations under the Financing Agreement are immediately due and payable in their entirety.  As of November 7, 2008, the Company’s outstanding obligations under the Financing Agreement total $578,028.

We do not currently have the means to satisfy the creditor's demands and are currently negotiating with IBM for an amicable solution. There can be no assurances, however, that we will be able to reach a settlement agreement. We are continuing to analyze and pursue strategic alternatives, including sales of assets. If we are unsuccessful in resolving this matter, we believe the lender will take action in an attempt to foreclose against our assets.

Our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, raise substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm for the year ended December 31, 2007 expressed substantial doubt about our ability to continue as a going concern.

We have suffered recurring operating losses and negative cash flows from operations. As of September 30, 2008, we had an accumulated deficit of $2.8 million with a total shareholders’ deficit of $163,818. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.  Should the Company be unable to continue as a going concern, the amount at which its assets might be recovered in a forced sale could be significantly less than the amounts at which they are recorded in the accompanying balance sheet.

During the course of preparing the audited financial statements for the fiscal year ended December 31, 2007, the Company became aware, and on March 13, 2008 determined that the Company was not in compliance with the financial covenants under our Financing Agreement with IBM.

On March 20, 2008, we received a notice of default from IBM, notifying us that we are in default under the Financing Agreement based on our non-compliance with one or more financial performance covenants which require us to maintain certain financial ratios, percentages and amounts as more particularly set forth in the Financing Agreement.

On August 29, 2008, we entered into a Forbearance Agreement and Notice of Continuing Default (the “Forbearance Agreement”) with IBM. Under the Forbearance Agreement, IBM has agreed to forbear from exercising certain remedies available under the Financing Agreement for events of default provided that we comply with the terms and conditions as set forth in the Forbearance Agreement. Specifically, the Forbearance Agreement provided that:

•

we reimburse IBM for all collection costs and expenses, including out of pocket costs and attorneys fees for periods prior to August 30, 2008 which will not exceed $4,000;

•

we, at all times, maintain a minimum credit line availability of at least $65,000;

•

we will immediately deposit all payments received from a certain customer account in a lockbox under the control of IBM;

•

on or before the close of business on Friday, September 5, 2008, all inventory of ours will be removed from our premises and delivered to a storage facility for storage except such items of inventory which are to be returned for credit on a basis approved by IBM. Items in storage may be released for shipment to the customers of the ours upon such terms and conditions as may be approved by IBM in its own discretion;

•

we will provide such financial and business information as IBM may request, including information regarding working capital advances, and discuss developments affecting the financial accommodations provided by IBM as IBM may request;

•

no additional defaults or “Events of Default” (as that term is defined in the Financing Agreement) will occur, other than the existing Events of Default referred to in the Forbearance Agreement, as well as no representation or warranty made by us in the Forbearance Agreement or the Financing Agreement, will prove to have been in error, or untrue; and

•

there will occur no further deterioration of our financial position, insolvency or any other event that could reasonably be expected to have a material adverse effect on the business, operations, results of operations, assets or financial condition of ours or on the value of the collateral granted to IBM in connection with the Financing Agreement.

Our failure to comply with any of the foregoing covenants within the time frames set forth above will constitute an immediate Event of Default under the Financing Agreement and a default under the Forbearance Agreement. In addition, the Forbearance Agreement further provides that effective August 29, 2008, the credit line under the Financing Agreement was reduced to $950,000, and the credit line, the Forbearance Agreement and the Financing Agreement terminated on October 15, 2008. On such date, all of our obligations under the Financing Agreement were immediately due and payable in their entirety, even if they are not yet due under their terms. As of November 7, 2008, the Company’s outstanding obligations under the Financing Agreement total $578,028.

IBM’s rights under the Financing Agreement and IBM’s security interest in the collateral will continue after termination of the Financing Agreement until all of the Company’s obligations to IBM are paid in full.  Except as specifically amended by the Forbearance Agreement, all of the provisions of the Financing Agreement remain unamended and in full force and effect.

Management’s plans to address these operating conditions consist of the following initiatives:

•

secure additional short-term debt financing;

•

secure additional equity financing;

•

pursue the sale of certain assets; and

•

reduce our current expenditure run-rate.

There is no guarantee that such resources will be available to us on terms acceptable to us, or at all, or that such resources will be received in a timely manner, if at all, or that we will be able to reduce our expenditure run-rate without materially and adversely affecting our business. Inability to secure additional resources may result in our defaulting on our debt, resulting in our lender foreclosing on our assets, or may cause us to cease operations, seek bankruptcy protection, turn our assets over to our lender or liquidate.

As part of our cost control program during the fourth quarter of 2008 we terminated eight full-time employees. An additional eight full-time employees voluntarily resigned their positions during the fourth quarter including four sales representatives and two members of management. The Company anticipates additional staff reductions may be required in the near future.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, prices are fixed or determinable, and ability to collect is probable. We consider the point of delivery to be when the risks and rewards of ownership have transferred to the customer. Our shipping terms dictate that passage of title occurs upon receipt of products by the customer.  We have demonstrated the ability to make reasonable and reliable estimates of product returns based on historical experience. We have recorded no allowances for sales returns at September 30, 2008 and December 31, 2007, respectively.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the future discounted cash flows compared to the carrying amount of the asset.

On a quarterly basis, we monitor the expected net realizable value of website development costs for factors that would indicate impairment, such as lower-than-expected revenues. As of September 30, 2008, we concluded that the carrying amount of our website development costs would not be recoverable and recorded an impairment loss of approximately $250,000 which is included in general and administrative expense in the statement of operations.

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

We have excluded all outstanding stock options and warrants from the calculation of basic and diluted net loss per share because these securities are antidilutive for all years presented. Securities that could potentially dilute basic net loss per share in the future, and that were not included in the calculation of diluted net loss per share, are as follows:

	September 30,
	2008	2007
Outstanding stock options	2,495,000	—
Warrants	658,060	—
Total potential common shares excluded from diluted net loss per share computation	3,153,060	—

Reclassifications

Certain reclassifications of prior period’s balances have been made to conform to the fiscal year 2008 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

Pronouncements Implemented

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” except as it applies to the nonfinancial assets and nonfinancial liabilities that are subject to FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, “Effective Date of FASB Statement No. 157”. These nonfinancial items include assets and liabilities such as a reporting unit measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. SFAS

No. 157 establishes a three-tier hierarchy that draws a distinction between market participant assumptions based on (1) observable quoted prices in active markets for identical assets or liabilities (Level 1), (2) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2), and (3) unobservable inputs that require us to use other valuation techniques to determine fair value (Level 3). We currently do not have any financial assets and liabilities requiring fair value measurement. Therefore, the partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our financial position, results of operations or cash flows.

Pronouncements Not Yet Implemented

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, non-controlling interest in the acquiree and goodwill acquired, and expands disclosures about business combinations. SFAS No. 141(R) requires the acquirer to recognize changes in valuation allowances on acquired deferred tax assets to be recognized in operations. These changes in deferred tax benefits were previously recognized through a corresponding reduction to goodwill. With the exception of the provisions regarding acquired deferred taxes, which are applicable to all business combinations, SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. We do not expect the adoption of SFAS No. 141(R) to have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, which establishes new accounting and reporting standards for noncontrolling interests (e.g., minority interests) and for the deconsolidation of a subsidiary. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial statements.

In December 2007, the FASB ratified Emerging Issues Task Force’s (“EITF”) consensus conclusion on EITF 07-01, “Accounting for Collaborative Arrangements”. EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. Under this conclusion, a participant to a collaborative arrangement should disclose information about the nature and purpose of its collaborative arrangements, the rights and obligations under the collaborative arrangements, the accounting policy for collaborative arrangements, and the income statement classification and amounts attributable to transactions arising from the collaborative arrangement between participants for each period an income statement is presented. EITF 07-01 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2008 and requires retrospective application to all prior periods presented for all collaborative arrangements existing as of the effective date. While we have not yet completed our analysis, we do not anticipate the implementation of EITF 07-01 to have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 enhances the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring entities to provide detailed disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial condition, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  We do not expect the adoption of SFAS No. 161 to have a material impact on our financial condition or results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and early adoption is prohibited. We are currently evaluating the impact FSP FAS 142-3 will have on our financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees —An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No.161”. FSP FAS 133-1 and FIN 45-4 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP, which amend SFAS No. 133 and FIN No. 45, are effective for reporting periods (annual or interim) ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarify the effective date in SFAS No. 161. Disclosures required by SFAS No. 161 are effective for any reporting period (annual or interim) beginning after November 15, 2008. We do not expect the adoption of FSP FAS 133-1 and FIN 45-4 to have a material impact on our financial statements.

NOTE 4 - STOCK BASED COMPENSATION

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

The Plan authorizes grants of options to purchase up to 4,000,000 shares of authorized but unissued Common Stock. Stock options are granted with an exercise price not less than the stock’s fair market value at the date of grant. All stock options granted have terms not to exceed ten years. The number of shares granted, vesting period and price per share are determined by the Board of Directors. Stock options generally vest over one to five years per vesting schedule. At September 30, 2008, there were 1,505,000 shares available for future grants under the Plan.

We value stock options using the Black-Scholes option-pricing model and recognize this value as an expense over the vesting period. Option valuation models require us to make subjective assumptions. Changes in subjective assumptions can materially affect the fair value estimate. The expected dividend yield is based on expected annual dividends and the market value of our stock. The expected stock volatility assumption is based on historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Strip rate posted at the grant date for the expected term of the option. The expected term represents the period of time that options granted are expected to be outstanding.

Forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. We estimate the forfeiture rate based on past turnover data.

The weighted average fair value of options at the grant date during 2008 was $0.63. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted during the nine months ended September 30, 2008:

Expected dividend yield	0.0%
Expected volatility	242%
Risk-free interest rate	4.2%
Expected term (in years)	5
Forfeiture rate	0.0%

The compensation cost that has been recognized in the statements of operations for our stock option plan for the three and nine months ended September 30, 2008 was $20,129 and $99,112, respectively. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

Stock option activity under the Plan, relating to qualified and nonqualified options during the nine months ended September 30, 2008 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,567,500	—
Granted	1,715,000	$0.06
Exercised	—	—
Forfeited	(787,500)	$0.37
Expired	—	—
Outstanding at end of period	2,495,000	$0.17
Options exercisable at end of period	—	—

As of September 30, 2008, there was $219,921 of total unrecognized compensation expense related to non-vested stock options granted under our equity incentive plans. This cost is expected to be recognized over a weighted-average period of 4.7 years.

NOTE 5 - INCOME TAXES

As of September 30, 2008, there have been no material changes to our uncertain tax positions disclosures as provided in Note 8 of the Annual Report. We do not anticipate that total unrecognized tax benefits will significantly change prior to September 30, 2009.

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

Item 2.

Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the operating results of PC Universe, Inc. (the “Company”, “we” and “our”) for the three and nine months ended September 30, 2008 and 2007, respectively, and the financial condition of the Company at September 30, 2008. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as the Company’s financial statements for the year ended December 31, 2007 filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on March 31, 2008 (“2007 Annual Report”).

Forward-Looking Statements

Statements included in this Quarterly Report filed on Form 10-Q (“Form 10-Q”) that do not relate to present or historical conditions are “forward-looking statements.” Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.  Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) exposure to inventory obsolescence due to the rapid technological changes occurring in the personal computer industry, (iv) the effects of adverse general economic conditions, both within the United States and globally, (v) the Company’s ability replace its terminated financing agreement with IBM with another credit facility or to secure equity financing on acceptable terms, and (vi) other factors described under “Risk Factors” contained in the 2007 Annual Report.

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

Overview

We are a direct marketing reseller of technology hardware, software and services. We procure and fulfill IT solutions for the small-to-medium business (“SMB”) market, enterprise customers (greater than 1000 computer users) and the public sector (educational institutions and state and local governments). Relationships with SMB, enterprise customers, and the public sector institutions represented 42.8% and 40.6% of total net sales during the three and nine months ended September 30, 2008, respectively. Relationships with SMB, enterprise customers, and the public sector institutions represented 64.0% and 59.4% of total net sales during the three and nine months ended September 30, 2007, respectively. The remaining sales were from Internet customers.

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

Our management team regularly reviews our performance using a variety of financial and non-financial metrics, including, but not limited to, net sales, gross margin, cooperative advertising reimbursements, advertising expenses, personnel costs, productivity per sales team member, accounts receivable aging, inventory aging, liquidity and cash resources. Management compares the various metrics against goals and budgets and where it deems necessary, takes action designed to enhance our performance. At September 30, 2008, we had 26 team members in our consolidated operations, four of whom were sales account executives. The majority of our team members work at our corporate headquarters in Boca Raton, Florida.

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

Two of our previously significant customers substantially reduced their business relationship with us during the quarter ended December 31, 2007, specifically, Océ North America, Inc. and Eclypsis Corporation. We believe our financial results have been negatively affected based on the loss of these two large accounts. We are currently adjusting our business model to compensate for the loss of revenues associated with these accounts.

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

While we currently operate as a going concern, certain significant factors raise substantial doubt about our ability to continue to operate as a going concern. We have incurred significant losses since inception. We have relied on the Financing Agreement with IBM to provide financing for our inventory purchases and funding our working capital needs.  In August 2008, IBM reduced the secured line of credit under the Financing Agreement to a maximum of $950,000, moved inventory into a warehouse operated by IBM, required a minimum credit line availability of $65,000.  The IBM credit facility was terminated effective October 15, 2008. As of November 7, 2008, $578,028 in outstanding borrowings were owed to IBM, including principal and interest.  The Company has not yet secured an alternative or replacement credit facility.

Accordingly, our management is in the process of seeking additional capital to replace the Financing Agreement line of credit with IBM to sustain operations. Our management can provide no assurance that we will be successful in securing debt or equity financing.  The Company has been required to implement significant cost-reduction measures to address the Company’s lack of capital. Because of the Company’s inability to fund purchases of inventory following the reduction of and termination of the IBM credit line, its shipments of inventory have been reduced approximately 15% of the previous level of inventory shipments when the Company had access to adequate financing under the IBM Financing Agreement. In addition, the Company reduced its expenses further by the terminations and resignations of 16 full-time employees during the fourth quarter of 2008. The Company reduced the salaries of all remaining employees. These factors, among others, raise substantial doubt about our ability to continue to operate as a going concern.

Current Operating Conditions

The financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described more fully below, certain significant factors raise substantial doubt about the Company’s ability to continue to operate as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. A significant portion of the Company’s assets consist of intangibles related to website development. Should the Company be unable to continue as a going concern, the amount at which these assets might be recovered in a forced sale could be significantly less than the amounts at which they are recorded in the accompanying balance sheet.

Management’s Plans to Address Operating Conditions

On October 15, 2008 our Agreement for Wholesale Financing-Flexible Payment Plan, dated November 1, 2007 (the “Financing Agreement”) with IBM Credit, LLC (“IBM”) terminated. All of our obligations under the Financing Agreement are immediately due and payable in their entirety.  As of November 7, 2008, the Company’s outstanding obligations under the Financing Agreement total $578,028.

We do not currently have the means to satisfy the creditor's demands and are currently negotiating with IBM for an amicable solution. There can be no assurances, however, that we will be able to reach a settlement agreement. We are continuing to analyze and pursue strategic alternatives, including sales of assets. If we are unsuccessful in resolving this matter, we believe the lender will take action in an attempt to foreclose against our assets.

Our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, raise substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm for the year ended December 31, 2007 expressed substantial doubt about our ability to continue as a going concern.

We have suffered recurring operating losses and negative cash flows from operations. As of September 30, 2008, we had an accumulated deficit of $2.8 million with a total stockholder’ deficit of $163,818. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.  Should the Company be unable to continue as a going concern, the amount at which its assets might be recovered in a forced sale could be significantly less than the amounts at which they are recorded in the accompanying balance sheet.

During the course of preparing the audited financial statements for the fiscal year ended December 31, 2007, the Company became aware, and on March 13, 2008 determined that the Company was not in compliance with the financial covenants under our Financing Agreement with IBM.

On March 20, 2008, we received a notice of default from IBM, notifying us that we are in default under the Financing Agreement based on our non-compliance with one or more financial performance covenants which require us to maintain certain financial ratios, percentages and amounts as more particularly set forth in the Financing Agreement.

On August 29, 2008, we entered into a Forbearance Agreement and Notice of Continuing Default (the “Forbearance Agreement”) with IBM. Under the Forbearance Agreement, IBM has agreed to forbear from exercising certain remedies available under the Financing Agreement for events of default provided that we comply with the terms and conditions as set forth in the Forbearance Agreement. Specifically, the Forbearance Agreement provided that:

•

we reimburse IBM for all collection costs and expenses, including out of pocket costs and attorneys fees for periods prior to August 30, 2008 which will not exceed $4,000;

•

we, at all times, maintain a minimum credit line availability of at least $65,000;

•

we will immediately deposit all payments received from a certain customer account in a lockbox under the control of IBM;

•

on or before the close of business on Friday, September 5, 2008, all inventory of ours will be removed from our premises and delivered to a storage facility for storage except such items of inventory which are to be returned for credit on a basis approved by IBM. Items in storage may be released for shipment to the customers of the ours upon such terms and conditions as may be approved by IBM in its own discretion;

•

we will provide such financial and business information as IBM may request, including information regarding working capital advances, and discuss developments affecting the financial accommodations provided by IBM as IBM may request;

•

no additional defaults or “Events of Default” (as that term is defined in the Financing Agreement) will occur, other than the existing Events of Default referred to in the Forbearance Agreement, as well as no representation or warranty made by us in the Forbearance Agreement or the Financing Agreement, will prove to have been in error, or untrue; and

•

there will occur no further deterioration of our financial position, insolvency or any other event that could reasonably be expected to have a material adverse effect on the business, operations, results of operations, assets or financial condition of ours or on value of the collateral granted to IBM in connection with the Financing Agreement.

Our failure to comply with any of the foregoing covenants within the time frames set forth above were to constitute an immediate Event of Default under the Financing Agreement and a default under the Forbearance Agreement. In addition, the Forbearance Agreement further provided that effective August 29, 2008, the credit line under the Financing Agreement would be reduced to $950,000, and the credit line, the Forbearance Agreement and the Financing Agreement would terminate on October 15, 2008. On such date, all of our obligations under the Financing Agreement were immediately due and payable in their entirety, even if they are not yet due under their terms. As of November 7, 2008, the Company’s outstanding obligations under the Financing Agreement total $578,028.

IBM’s rights under the Financing Agreement and IBM’s security interest in the collateral will continue after termination of the Financing Agreement until all of the Company’s obligations to IBM are paid in full. Except as specifically amended by the Forbearance Agreement, all of the provisions of the Financing Agreement remain unamended and in full force and effect.

Management’s plans to address these operating conditions consist of the following initiatives:

•

secure additional short-term debt financing;

•

secure additional equity financing;

•

pursue the sale of certain assets; and

•

reduce our current expenditure run-rate.

There is no guarantee that such resources will be available to us on terms acceptable to us, or at all, or that such resources will be received in a timely manner, if at all, or that we will be able to reduce our expenditure run-rate without materially and adversely affecting our business. Inability to secure additional resources may result in our lender foreclosing on our assets, or may cause us to cease operations, seek bankruptcy protection, turn our assets over to our lender or liquidate. Management’s implementation of one or more of these options may be subject to stockholder approval.

As part of our expense reduction initiative, during the fourth quarter of 2008 management terminated eight full-time employees of the Company.  An additional eight full-time employees voluntarily resigned their positions during the fourth quarter, including four sales representatives and two members of management.  The Company anticipates additional staff reductions may be required in the near future.

We make additional company information available free of charge on our website, www.pcuniverse.com/investorrelations.  Information on our website is not part of this report.

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

Results of Operations

The following table sets forth, for the periods indicated, selected items from our Statements of Operations, expressed as a percentage of net sales and services.

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Systems	23.0%	22.8%	19.1%	22.7%
Output Devices	15.0%	17.5%	16.2%	17.5%
Networking	7.7%	13.1%	7.2%	9.6%
Storage Devices	8.9%	6.6%	8.5%	7.5%
Software	3.1%	2.2%	2.8%	2.8%
Input Devices	7.1%	4.9%	6.1%	3.9%
Memory	3.3%	6.4%	3.7%	6.6%
Video	1.6%	4.0%	1.4%	2.0%
Other	30.2%	22.5%	35.0%	27.2%
Total	100.0%	100.0%	100.0%	100.0%

Comparison of Three Months Ended September 30, 2008 and 2007

Net Sales and Services. Net sales and services decreased 31.6% to $5.6 million in the three months ended September 30, 2008 compared to $8.2 million in the three months ended September 30, 2007, due to a decrease in the volume of goods being sold, which is partially attributable to the reduction in the Océ and Eclypsis accounts. Of this amount, account executive assisted sales decreased 50.1% to $2.3 million in the three months ended September 30, 2008 from $4.6 million in the three months ended September 30, 2007. Internet revenue decreased 6.5% to $3.3 million in the three months ended September 30, 2008 from $3.6 million in the three months ended September 30, 2007 due to a reduction of products sold by certain vendors.

Gross Profit. Gross profits decreased to $415,000 in the three months ended September 30, 2008 compared to $1,086,000 in the three months ended September 30, 2007. Gross profit as a percentage of net sales decreased to 7.4% in the three months ended September 30, 2008, compared to 13.2% in the three months ended September 30, 2007. The decrease in gross profit percentage resulted from adjusting pricing and margin mix as Internet makes a larger proportion of our sales, which is lower margin versus higher margin corporate sales. We believe this trend will continue in the future.  Gross profit margins as a percent of sales will continue to vary due to changes in vendor programs, product and customer mix, pricing strategies and economic conditions. The use of our Financing Agreement line of credit to fund the expansion of accounts receivable and inventory incurred interest expense of $1,000 and $3,000 for the periods ended September 30, 2008 and 2007, respectively. The interest rate for the working capital lines is tied to the prime rate. The effects of decreases in the prime rate during the three months ended September 30, 2008 in conjunction with the reduction in our usage of the working capital line of credit compared to the three months ended September 30, 2007 resulted in the decreased interest expense.

Selling and Advertising Expenses. Selling and advertising expenses, which primarily consisted of salesperson and marketing salaries, decreased to $420,000 in the three months ended September 30, 2008 from $484,000 in the three months ended September 30, 2007 primarily due to decreased salesperson salaries and less advertising, and increased as a percentage of net sales to 7.5% in the three months ended September 30, 2008 compared to 5.9% in the three months ended September 30, 2007.

General and Administrative Expenses. General and administrative expenses, which primarily consist of administration and officer expenses, and professional fees, decreased to $749,000 for the three months ended September 30, 2008 from $846,000 in the three months ended September 30, 2007, and increased as a percentage of net sales to 13.2% in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 of 10.3%. The changes in general and administrative expenses were due to the following:

•

Salaries, wages and benefits decreased $95,000 during the three months ended September 30, 2008 as compared to the prior year due to reduced employee salaries, reduced staffing and reduced bonus structure.

•

Professional fees decreased $46,000 as the accounting fees for a portion of our Form 10 were performed during the three months ended September 30, 2007.

•

Amortization expense was increased due to an impairment charge of $250,000 related to the website.

•

Depreciation expense decreased $59,000 as our property and equipment assets were disposed of during the prior quarter.

Interest Expense. Interest expense decreased to $6,000 in the three months ended September 30, 2008, compared to $9,000 in the three months ended September 30, 2007. The interest expense was due to interest owed on the outstanding $500,000 note payable and capital leases.  All obligations under the note payable were fully repaid during 2007.

Other Income/Expense. Other expense increased to $6,000 in the three months ended September 30, 2008, compared to other income of $16,000 in the three months ended September 30, 2007.  The three months ended September 30, 2007 consisted primarily of interest income on deposit at a commercial bank.

Income Tax Provision. The income tax expense and benefit for the three months ended September 30, 2008 was $0, compared to a benefit of $130,000 during the three months ended September 30, 2007. The effective tax rates expressed as a percent of income were 0% and 2% for the periods ended September 30, 2008 and 2007, respectively.  The Company has recognized a full valuation allowance against the deferred tax assets because the Company has determined that it is more likely than not that sufficient taxable income will not be generated during the carry-forward period available under the tax law to utilize part or all of the deferred tax assets.

Net Loss. As a result of the foregoing, net loss for the three months ended September 30, 2008 was $766,000, or $0.02 per diluted share, as compared to a net loss of $107,000, or $0.00 per diluted share, for the three months ended September 30, 2007.

Comparison of Nine Months Ended September 30, 2008 and 2007

Net Sales and Services. Net sales and services decreased 25.6% to $19.2 million in the nine months ended September 30, 2008 compared to $25.8 million in the nine months ended September 30, 2007, due to a decrease in the volume of goods being sold partially attributable to the reduction in the Océ and Eclypsis accounts. Of this amount, account executive assisted sales decreased 48.2% to $7.8 million in the nine months ended September 30, 2008 from $15.0 million in the nine months ended September 30, 2007. Internet revenue increased 7.6% to $11.4 million in the nine months ended September 30, 2008 from $10.8 million in the nine months ended September 30, 2007 due to our revenue sharing relationship with Amazon.com and improved internal web properties.

Gross Profit. Gross profits decreased to $1,652,000 in the nine months ended September 30, 2008 compared to $3,349,000 in the nine months ended September 30, 2007. Gross profit as a percentage of net sales decreased to 8.6% in the nine months ended September 30, 2008, compared to 13.0% in the nine months ended September 30, 2007. The decrease in gross profit percentage resulted from adjusting pricing and margin mix as internet comprises a larger proportion of our sales and has a lower margin versus higher margin corporate sales. We believe this trend will continue in the future. Gross profit margins as a percent of sales will continue to vary due to changes in vendor programs, product and customer mix, pricing strategies and economic conditions. The use of our line of credit under the Financing Agreement to fund the expansion of accounts receivable and inventory incurred interest expense of $2,000 and $14,000 for the periods ended September 30, 2008 and 2007 respectively. The interest rate of the working capital lines is tied to the prime rate. The effects of decreases in the prime rate during the nine months ended September 30, 2008 in conjunction with the reduction in our usage of the working capital line of credit compared to the nine months ended September 30, 2007 resulted in the decreased interest expense.

Selling and Advertising Expenses. Selling and advertising expenses, which primarily consisted of salesperson and marketing salaries, decreased to $1,305,000 in the nine months ended September 30, 2008 from $1,627,000 in the nine months ended September 30, 2007 primarily due to decreased salesperson commissions, and increased as a percentage of net sales to 6.7% in the nine months ended September 30, 2008 compared to 6.3% in the nine months ended September 30, 2007.

General and Administrative Expenses. General and administrative expenses, which primarily consist of administration and officer expenses, and professional fees, decreased to $1,910,000 for the nine months ended September 30, 2008 from $2,196,000 in the nine months ended September 30, 2007, and increased as a percentage of net sales to 10.0% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 of 8.5%. The changes in general and administrative expenses were due to the following:

•

Salaries, wages and benefits decreased $148,000 during the nine months ended September 30, 2008 as compared to the prior year due to reduced employee salaries, reduced staffing and reduced bonus structure.

•

Professional fees decreased $235,000 as our three year audit and other accounting fees for our initial SEC filing on Form 10 was performed during the nine months ended September 30, 2007.

•

Amortization expense was increased due to an impairment charge of $250,000 related to the website.

•

Depreciation expense increased $6,000 during the nine months ended September 30, 2008 as our property and equipment grew over 2007.

Interest Expense. Interest expense decreased to $17,000 in the nine months ended September 30, 2008, compared to $45,000 in the nine months ended September 30, 2007. The interest expense was due to interest owed on the outstanding $500,000 note payable and capital leases.  All obligations under the note payable were fully repaid during 2007.

Other Income. Other income decreased to $2,000 in the nine months ended September 30, 2008, compared to $33,000 in the nine months ended September 30, 2007 and consisted of a gain on a vehicle sale in the six months ended September 30, 2008 with the remaining coming from interest income on deposit at a commercial bank.

Income Tax Provision. The income tax expense and benefit for the nine months ended September 30, 2008 was $0, compared to a benefit of $220,000 during the nine months ended September 30, 2007. The effective tax rates expressed as a percent of income were 0% and 1% for the periods ended September 30, 2008 and 2007, respectively. The Company has recognized a full valuation allowance against the deferred tax assets because the Company has determined that it is more likely than not that sufficient taxable income will not be generated during the carry-forward period available under the tax law to utilize part or all of the deferred tax assets.

Net Loss. As a result of the foregoing, net loss for the nine months ended September 30, 2008 was $1,552,000, or $0.04 per diluted share, as compared to a net loss of $264,000, or $0.00 per diluted share, for the nine months ended September 30, 2007.

Inflation

We do not believe that inflation has had a material impact on our results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

Our total assets were $2.1 million at September 30, 2008, of which $1.6 million were current assets. As of September 30, 2008, we had cash and cash equivalents of $162,000 and had negative working capital of $525,000 compared to working capital of approximately $346,000 at December 31, 2007. The decrease in working capital from December 31, 2007 was primarily a result of the net loss and the pay-down of accounts payable and line of credit under the Financing Agreement during the nine months ended September 30, 2008.

Approximately 50% of our sales are processed on open account terms offered to our customers, which increased our accounts receivable balance. To finance these sales, we have in the past leveraged our secured line of credit under the Financing Agreement for timing differences in cash inflows and cash outflows to invest in the growth of our business. The secured line of credit described in detail below has been utilized from time to time to invest in capital purchases, to purchase inventory for general stock as well as for certain customers, and to take full advantage of available early pay discounts.

Pursuant to the Financing Agreement with IBM we had a secured line of credit of up to $1,250,000 with the ability to increase the line of credit for specific customers IBM deems creditworthy and offset by a portion of our cash balance. The credit facility was collateralized by accounts receivable and inventory, and was to be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions. The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions and merger and consolidation of the Company. At September 30, 2008, March 31, 2008 and December 31, 2007, we were not compliant with any financial performance covenants contained in the Financing Agreement.

On August 29, 2008, the Company and IBM entered into the Forbearance Agreement pursuant to which IBM agreed to forbear from exercising certain remedies available under the Financing Agreement for events of default provided that the Company complies with the terms and conditions as set forth in the Forbearance Agreement. See the section above entitled “Management’s Plans to Address Operating Conditions” for additional information related to the terms of the Forbearance Agreement.

The Company’s failure to comply with any of the covenants contained in the Forbearance Agreement within the time frames provided in the agreement were to constitute an immediate Event of Default under the Financing Agreement and a default under the Forbearance Agreement. In addition, the Forbearance Agreement further provided that effective August 29, 2008, the credit line under the Financing Agreement would be reduced to $950,000, and the credit line, the Forbearance Agreement and the Financing Agreement would each terminate on October 15, 2008. After October 15, 2008, all of IBM’s rights under the Financing Agreement and IBM’s security interest in the collateral will continue after termination of the Financing Agreement until all of the Company’s obligations to IBM are paid in full. Except as specifically amended by the Forbearance Agreement, all of the provisions of the Financing Agreement remain unamended and in full force and effect.

At September 30, 2008, there were no amounts owed for working capital advances and $1.8 million was owed under the facility for flooring arrangements related to inventory purchases. At September 30, 2008, the total amount available for future borrowing was $137,000 at an interest rate in effect at that time of 4.75%.

The Financing Agreement and Forbearance Agreement each terminated in accordance with their terms, effective October 15, 2008, and the Company’s obligations under the Financing Agreement are immediately due and payable in their entirety. As of November 7, 2008, the Company’s outstanding obligations under the Financing Agreement total $578,028.

We measure liquidity as the sum of total cash and unused borrowing availability, and we use this measurement as an indicator of how much access to cash we have to either grow the business through investment in our business, acquisitions, capital expenses or to contend with adversity such as unforeseen operating losses potentially caused by reduced demand for our products and services, loss of a large customer, material uncollectible accounts receivable, or material inventory write-downs, as examples.  At September 30, 2008, our liquidity was $299,000 of which $162,000 was cash on hand and $137,000 was available under the Financing Agreement for future borrowing.

During the past three years, we have experienced net losses. We have fluctuations in operating cash flows that are not correlated with any certainty. In the years we have had net losses, operating cash flows have been both positive and negative. It is possible that we will continue to have these fluctuations in the future.

Capital expenditures in the nine months ended September 30, 2008 totaled $124,000. This includes improvements to our web properties, computer and software purchases, leasehold improvements, vehicles and improvements to our information technology systems. In the nine months ended September 30, 2008, we sold a vehicle for a net gain of $26,000 which had a net book value of $34,000. We do not anticipate additional capital expenditure beyond October 2008.

We believe that our existing available cash and cash equivalents, operating cash flow and existing credit facilities may not be sufficient to satisfy our operating cash needs for the next 12 months at our current level of business. We do not have any arrangements other than those described herein with any other bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. In addition, if our working capital or other capital requirements are greater than currently anticipated, we could be required to seek additional funds through sales of equity, debt or convertible securities, or through increased credit facilities. Failure to secure such financing or to raise additional capital or borrow additional funds and/or expand our operations may result in our not being able to continue as a going concern.

Cash Flows

Operating Activities. Net cash flow used in operating activities was $539,000 during the nine months ended September 30, 2008 primarily due to a pay-down of our accounts payable and accrued expenses due to the timing of the invoice due dates. Additionally, our inventory was significantly reduced in the nine months ended September 30, 2008 due to holding less inventory for Océ North America and Eclypsis in our warehouse.

Net cash flow provided by operating activities was $656,000 during the nine months ended September 30, 2007. This primarily resulted from a reduction in accounts payable from a sizable 2006 product sale where the inventory was paid in early 2007.

Investing Activities. Net cash used in investing activities totaled $89,000 in the nine months ended September 30, 2008 and $376,000 in the nine months ended September 30, 2007. Cash was used for the capital expenditures and expenditures were higher in 2007 due to the timing of increased investment in web properties, computer and software programs and improvements to our information technology systems. We intend to continue to upgrade our internal information systems as a means to increase operational efficiencies.

Financing Activities. Net cash used in financing activities was $1,249,000 in the nine months ended September 30, 2008, which increase was due to the reduction of available borrowings from $4,000,000 to $1,250,000 under our Financing Agreement with IBM. Additionally, the Company raised a net of $232,000 from private placements during the period. In the nine months ended September 30, 2007, net cash provided by financing activities was $2,021,000 and was due to the April 2007 private placement.

Other Events

On November 18, 2008, the Company provided written notice to Beacon Enterprise Solutions Group, Inc. (“Beacon”) terminating its non-binding letter of intent with Beacon whereby Beacon proposed to purchase the assets of and assume certain liabilities of the Company’s business.

Item 4.

Controls and Procedures

The Company, under the supervision and with the participation of its management, including its co-principal executive officers and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the co-principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated, recorded, processed, summarized, and communicated to the Company’s management, including its co-principal executive officers and principal financial officer, to allow timely decisions regarding the required disclosure, and reported within the time period specified in the SEC’s rules and forms. Our co-principal executive officers and principal financial officer have also concluded that our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives.

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

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

On May 7, 2008, Michael Grasso, a stockholder of the Company, filed a complaint in Clark County District Court in Nevada against us, and our co-chief executive officers, Thomas M. Livia and Gary Stern. The complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing and conspiracy. Mr. Grasso asserted in the complaint that we failed to obtain an opinion letter from counsel regarding the removal of a restrictive legend on the shares of the Company’s Common Stock held by him. The complaint states that Mr. Grasso is seeking monetary damages in excess of an aggregate of $30,000, plus reasonable fees and costs of the lawsuit. On May 27, 2008, we filed an answer to the complaint denying each of Mr. Grasso’s claims.  Subsequently, on July 24, 2008, we filed a motion to dismiss, or in the alternative, a motion for summary judgment based on the fact that federal securities laws prohibit us from issuing the opinion letter currently sought by Mr. Grasso until September 11, 2008. Accordingly, the underlying basis for Mr. Grasso’s entire complaint is based on alleged inaction that is precluded by federal law. On September 23, 2008, the district court granted our motion to dismiss Mr. Grasso's complaint for failure to state a claim upon which relief could be granted.  However, the district court did allow Mr. Grasso 30 days to file an amended complaint to attempt to cure the deficiencies of the original complaint.  On September 30, 2008, the district court entered its order granting our motion to dismiss. To date, Mr. Grasso has not filed an amended complaint. Our management maintains the position that Mr. Grasso's allegations are without merit and will continue to vigorously defend against the claims  should Mr. Grasso file an amended complaint.   At this time, there is no active litigation as the current complaint on file has been dismissed.

Except as set forth above there have been no material developments in the previously reported legal proceedings during the period covered by this report.

Item 1A.

Risk Factors

The following are additional risk factors for the Company, to be read in conjunction with Item 1A, “Risk Factors” in the Company’s 2007 Annual Report.

Each of our forbearance agreement and financing agreement with IBM Credit, LLC has been terminated, and we do not currently have sufficient liquidity to pay our obligations under the credit line or to provide for our operating needs.

Our Forbearance Agreement and Financing Agreement with IBM have each been terminated as of October 15, 2008.  As of November 7, 2008, we owe IBM $578,028 in aggregate principal and interest under the Financing Agreement.  We do not currently have the cash on hand to repay our obligations, and we do not currently have immediate access to debt or equity financing. We do not expect significant improvement in the revenue and sales environment for the near term and expect significant pressure to downsize our business and reduce costs to continue. We do not expect to be able to obtain debt or equity financing on acceptable terms. Although we are pursuing initiatives which have a goal of lowering our costs, these initiatives may not be sufficient. If we cannot access the debt or capital markets on acceptable terms, we may be required to pursue alternative courses of action intended to make us viable for the long-term, including the possibility of additional downsizing of our business or seeking to reduce our overhead costs to compensate for our currently insufficient liquidity.

If we continue to experience liquidity issues, we may continue to be unable to repay our outstanding debt and other obligations when due and may be forced to choose between one or more of several alternatives including, without limitation, the sale of some portion of or all of our assets, seeking protection under the federal bankruptcy laws, or ceasing operations.

We have experienced significant liquidity issues since the recent reduction of our line of credit and termination of our Financing Agreement with IBM due to, among other reasons, our inability to identify a replacement lender and our limited ability to raise adequate capital on acceptable terms.  Moreover, as a result of our liquidity issues, we have experienced delays in the repayment of the amounts outstanding currently due to IBM and the payment of trade receivables to vendors and others when due.  Our failure to pay IBM and other vendors may result in litigation, as well as interest and late charges, which will increase our cost of operations.  We have historically relied upon the line of credit under the Financing Agreement and a previous credit facility to fund our operations and currently anticipate that we will need an infusion within the short term of debt or equity capital to fund our operations to sustain our ability to continue operations. We have recently implemented significant expense reducing measures which have included the termination of eight full-time employees during the fourth quarter of 2008. An additional eight full-time employees voluntarily resigned their positions during the fourth quarter, including four sales representatives and two members of management. In light of these developments, we are currently evaluating our options under the assumption that we will not be able to sustain our business in the ordinary course. If we do not have additional liquidity in the short term we will be forced to choose between one or more of several alternatives including without limitation, and subject to applicable law, selling all or some portion of our assets, seeking protection under the federal bankruptcy laws, or ceasing some or all of our operations.

Current levels of securities and financial market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers. We believe these credit market disruptions have decreased our ability to access debt and equity financing. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On August 6, 2008, we issued 58,334 shares of Common Stock to each of our non-employee directors Dean Rosenbach and Randall Paulfus, in consideration for attendance at meetings of the board of directors and committee meetings. We also issued 41,667 shares of Common Stock to our non-employee director Bruce Martin in consideration for attendance at meetings of the board of directors.  The directors are accredited investors pursuant to the definition of such term in Rule 501 of Regulation D under the Securities Act. The issuances of securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The securities are restricted securities for purposes of the Securities Act. A legend was placed on the stock certificates providing that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

On August 6, 2008, in consideration for employment compensation in lieu of $8,000 in base wages, we issued 133,333 shares of Common Stock to each of our co chief executive officers Gary Stern and Thomas M. Livia.  The executives are accredited investors pursuant to the definition of such term in Rule 501 of Regulation D under the Securities Act. The above issuances of securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. No underwriters or brokers were employed in the transaction. The securities are restricted securities for purposes of the Securities Act. A legend was placed on the stock certificates providing that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

No other unregistered securities were sold by the Company during the period covered by this report except for sales previously included in Current Reports on Form 8-K.

Item 3.

Defaults upon Senior Securities.

We entered into the Financing Agreement with IBM on October 22, 2007 whereby IBM provided to us a secured line of credit of up to $4,000,000, collateralized by accounts receivable and inventory of the Company, and which may be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions.

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

On August 29, 2008, the Company and IBM entered into the Forbearance Agreement pursuant to which IBM agreed to forbear from exercising certain remedies available under the Financing Agreement for events of default provided that the Company comply with the terms and conditions as set forth in the Forbearance Agreement. Specifically, the Forbearance Agreement provided that:

•

the Company reimburse IBM for all collection costs and expenses, including out of pocket costs and attorneys fees for periods prior to August 30, 2008 which will not exceed $4,000;

•

the Company will, at all times, maintain a minimum credit line availability of at least $65,000;

•

the Company will immediately deposit all payments received from a certain customer account in a lockbox under the control of IBM;

•

on or before the close of business on Friday, September 5, 2008, all inventory of the Company will be removed from its premises and delivered to a storage facility for storage except such items of inventory which are to be returned for credit on a basis approved by IBM. Items in storage may be released for shipment to the customers of the Company upon such terms and conditions as may be approved by IBM in its own discretion;

•

the Company will provide such financial and business information as IBM may request, including information regarding working capital advances, and discuss developments affecting the financial accommodations provided by IBM as IBM may request;

•

no additional defaults or “Events of Default” (as that term is defined in the Financing Agreement) will occur, other than the existing Events of Default referred to in the Forbearance Agreement, as well as no representation or warranty made by the Company in the Forbearance Agreement or the Financing Agreement, will prove to have been in error, or untrue; and

•

there will occur no further deterioration of the Company’s financial position, insolvency or any other event that could reasonably be expected to have a material adverse effect on the business, operations, results of operations, assets or financial condition of the Company or on value of the collateral granted to IBM in connection with the Financing Agreement.

The Company failed to comply with the covenants within the time frames set forth above constituting an Event of Default under the Financing Agreement and a default under the Forbearance Agreement. The Forbearance Agreement additionally provided that effective August 29, 2008, the credit line under the Financing Agreement was reduced to $950,000, and the credit line, the Forbearance Agreement and the Financing Agreement would each terminate on October 15, 2008.

On October 15, 2008, the Financing Agreement and Forbearance Agreement terminated and all of the Company’s obligations under the Financing Agreement became immediately due and payable in their entirety. As of November 7, 2008, the Company’s default and total arrearage in the payment of principal and interest under the Financing Agreement totals $578,028.

We are negotiating with IBM for an amicable resolution as we do not currently have the means to repay the amounts owed under the Financing Agreement. There can be no assurances, however, that we will be able to reach a settlement with IBM. We continue to analyze and pursue strategic alternatives, including sales of our assets. If we are unsuccessful in resolving this matter, we believe IBM will take action in an attempt to foreclose against our assets.

Item 4.

Submission of Matters to a Vote of Securityholders.

None.

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

PC UNIVERSE, INC.

Date: November 19, 2008	By:	/s/ GARY STERN
Gary Stern, Chairman and Co-Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2008	By:	/s/ THOMAS M. LIVIA
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