Form 10-K
period 2008-12-31
PC UNIVERSE INC
filed 2009-05-15
CIK 1124802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008
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

9605 Parkview Ave.,  Boca Raton, Florida 33428

(Address of Principal Executive Office) (Zip Code)

(561) 504-9746

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
None		None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
(Title of Class)

———————

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑  No ☐

The aggregate market value of our voting and non-voting common equity held by non-affiliates was approximately $2,180,000 on December 31, 2008. There were 43,592,383 shares of our Common Stock, par value $0.01 per share (the “Common Stock”), outstanding on that day and 43,592,383 shares of our Common Stock outstanding on May 13, 2009.

TABLE OF CONTENTS

PART I

Item 1.          Business

3

Item 1A.       Risk Factors

6

Item 1B.       Unresolved Staff Comments.

6

Item 2.          Properties

6

Item 3.          Legal Proceedings

6

Item 4.          Submission of Matters to a Vote of Security Holders

7

PART II

Item 5.          Market for Registrant’s Common Equity, Related Shareholder Matters and

Issuer Purchases of Equity Securities.

8

Item 6.          Selected Financial Data

10

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

15

Item 8.          Financial Statements and Supplementary Data

15

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

15

Item 9A(T).  Controls and Procedures

15

Item 9B.       Other Information

16

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

17

Item 11.        Executive Compensation

21

Item 12.        Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

19

Item 13.        Certain Relationships and Related Transactions, and Director Independence

25

Item 14.        Principal Accountant Fees and Services

26

PART IV

Item 15.        Financial Statements and Exhibits

27

SIGNATURES

29

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this Annual Report on Form 10-K (“Annual Report”) that do not relate to present or historical conditions are called “forward-looking statements.” Such forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to: (i) our ability to identify and attract a suitable partner to consummate a business combination transaction, (ii) our ability to reach a settlement with the California Board of Equalization and  (iii) our ability to successfully defend and/or settle outstanding legal proceedings.

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

ii

PART I

Item 1.

Business

Our Company

The Company has operated in recent years as a direct marketer and value-added reseller of IT products and services. Our customers have historically included businesses, consumers, educational institutions and local, state and federal governments in the United States. Our customers placed orders through our web sites, PCUniverse.com and PatriotPC.us, by calling a representative , through electronic communications such as e-mail, by fax, or through our revenue sharing arrangements such as our merchant web site on Amazon.com. Our products and services have been marketed primarily through Internet marketing activities, a direct sales force, direct mail, e-mail marketing and our company web sites. On April 30, 2009, we sold substantially all of the assets comprising the web business to eMedia Management LLC.

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

Since the consummation of the Share Exchange, we have raised $2.9 million in a private placements of our Common Stock to accredited investors.

On December 19, 2008, we entered into an asset purchase agreement (the “Purchase Agreement”) with eMedia Management LLC, a Delaware limited liability company (“eMedia” or the “Buyer”), whereby eMedia agreed to purchase and the Company agreed to sell substantially all of its assets (the “Assets”) comprising the web business of the Company (the “Asset Sale”). The Company’s web business includes the Company’s customized web stores for customers through Internet portals at www.pcuniverse.com and www.patriotpc.us.

Loss of Significant Customers

The Company has a history of net losses during the past three years. In addition, we reported for the year ended December 31, 2007 that we had lost two of our significant customers during the quarter ended December 31, 2007, specifically, Océ North America, Inc. and Eclypsis Corporation. Because we were unable to replace these customers, our financial results were negatively impacted.

Termination of the Financing Agreement with IBM

The Company was party to a secured line of credit of up to $4,000,000 with IBM Credit, LLC (“IBM”), which was collateralized by accounts receivable and inventory, which could be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions. The agreement for Wholesale Financing-Flexible Payment Plan which was executed on November 1, 2007 (the “Financing Agreement”) had an annual automatic renewal which was to occur on November 1 of each fiscal year. The facility contained various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions and merger and consolidation of the Company. At December 31, 2007, the Company was not compliant with all financial covenants contained in the Financing Agreement. At December 31, 2007, there were no amounts owed for working capital advances and $2.1 million was owed under the facility for flooring arrangements related to inventory purchases. At December 31, 2007, the total amount available for future borrowing was $543,000 at an interest rate in effect at that time of 7.25%. On March 20, 2008, the Company received a notice of default from IBM notifying us that we were out of compliance with one or more financial performance covenants and that we were in default under the Financing Agreement.

The Financing Agreement with IBM was terminated as of October 15, 2008. As of November 7, 2008, we owed IBM $578,028 in aggregate principal and interest under the Financing Agreement. Because we were unable to obtain debt or equity financing on acceptable terms we evaluated all of our options, and we took steps to downsize the business and aggressively reduced our overhead costs to compensate for the Company’s insufficient liquidity. The Company has experienced significant liquidity issues since the reduction of our line of credit and termination of our Financing Agreement with IBM due to, among other reasons, our inability to identify a replacement lender and our inability to raise adequate capital on acceptable terms. Moreover, as a result of our liquidity issues, we experienced delays in the repayment of the amounts outstanding due to IBM and the payment of trade payables to vendors and others when due. We have historically relied upon the line of credit under the Financing Agreement and a previous credit facility to fund our operations. Because of the termination of the Financing Agreement, we were required to implement significant expense reducing measures which included the termination of a number of our full-time employees during the fourth quarter of 2008. In addition, number of our full-time employees voluntarily resigned their positions during the fourth quarter, including four sales representatives and two members of management.

Evaluation of Restructuring Options

In light of these recent developments in the Company, we were required to reevaluate our options under the assumption that we would not be able to sustain our business in the ordinary course. Prior to execution of the Purchase Agreement with eMedia Management, LLC, we considered and explored several options including a merger opportunity, selling all or some portion of our assets, seeking protection under the federal bankruptcy laws, and ceasing some or all of our operations. The members of management who participated in strategic discussions were the Company’s two co-chief executive officers, Mr. Thomas M. Livia and Mr. Gary Stern.

The Company’s management and the independent committee of the Board weighed the following factors in their analysis of the restructuring options: (i) the ability to repay the creditors of the Company, including IBM, in an orderly and timely manner; (ii) the ability of the restructuring option to provide cash liquidity at a low cost, while conserving the Company’s remaining business operations; (iii) preservation of stockholder value; and (iv) the ability to retain some goodwill in the Company, the integrity of the accounts and retention of value of the PC Universe, Inc. brand.

From April 2008 through November 2008, the Company consulted with two financial advisory firms each of which provided strategic financing and merger & acquisition advisory services, including Allen, Goddard, McGowan, Pak & Partners, LLC and the Noble Financial Group.

The Company solicited a number of companies in the technology reseller industry, including Staples and PC Connection, regarding the Company’s interest in a partnership. The Company’s expression of interest in Staples and PC Connection did not lead to substantive discussions.

On October 7, 2008, the Company and Beacon Enterprise Solutions Group, Inc., a Nevada corporation (“Beacon”), entered into a non-binding letter of intent (“Letter of Intent”) whereby Beacon proposed to purchase the assets of and assume certain liabilities of the Company’s business. The proposed transaction was subject to negotiation of definitive agreements, due diligence, and necessary corporate and regulatory approvals, as well as certain other closing conditions. Under the terms of the Letter of Intent, the purchase price for the Company’s assets and liabilities were expected to be paid by Beacon’s issuance of up to 3,160,000 shares of its common stock.  The Company disclosed the Letter of Intent in an Item 8.01 Form 8-K filed with the Securities and Exchange Commission on October 9, 2008.

The proposed transaction with Beacon was conditioned upon the Company receiving cash financing which would enable it to discharge all or a portion of its obligations to IBM. The Company did not receive the financing following discussions with a number of banks and factoring finance companies. When it became apparent that the Company would not be able to meet the financing requirement by repaying IBM, the Company provided written notice to Beacon on November 18, 2008 terminating the Letter of Intent.

Additionally, during the second and third fiscal quarters of 2008, the Company entered into preliminary discussions to be acquired by another public company in the homeland security industry and a private company in the computer technology reseller industry.  These discussions did not lead to term sheets or definitive agreements between the parties.

During the third quarter of 2008, the Company had preliminary discussions with a Florida bank concerning a factoring arrangement intended to replace the IBM credit facility.  The costs of borrowing and the required personal guarantees from the executive officers under the proposed factoring arrangement were determined to be unacceptable to the Company.  Additionally, the factoring facility would not have provided sufficient liquidity to repay the Company’s existing creditors.

During the fourth quarter of 2008, the Company considered the possibility of a corporate liquidation or reorganization bankruptcy filing as an alternative to the Asset Sale.  The Company determined that the potential costs and expenses of a bankruptcy would significantly reduce the size of the assets available for potential distribution to the Company’s creditors and shareholders. A Chapter 11 reorganization was not a viable alternative because without the necessary credit facility to replace IBM to fund inventory purchases, the Company would not be able to sustain operations following a reorganization.  Management of the Company and an independent committee of the Board believed the Asset Sale provided the Company with enough immediate liquidity to pursue its credit facility workout and settlement with IBM, satisfy additional obligations to vendors and preserve some shareholder value.

Independent Committee Analysis

The Asset Sale transaction was considered by an independent committee of the Board and determined to be fair and in the best interests of the Company’s stockholders. The members of the independent committee include Randall N. Paulfus, Bruce Martin, Victor Grillo and Dean J. Rosenbach. The members of the independent committee were selected based upon the members’ status as non-employee and non-affiliate members of the Board. The Company did not retain the services of an independent evaluation firm to evaluate the fairness of the Asset Sale to our stockholders.

The Company began discussions with eMedia following the termination of its Letter of Intent with Beacon.  At the time, the Company was unable to procure alternative financing on reasonable terms as a replacement to the IBM credit facility, and at that time, the Company’s only two alternatives were bankruptcy and the proposed transaction with eMedia.

The independent committee determined that because the Company would be able to discharge all of its obligations to its financing lender IBM through the consummation of the Purchase Agreement with eMedia, the Company could discharge the majority of its debt obligations and improve the Company’s overall balance sheet.  The independent committee determined that the Asset Sale was a preferable alternative to bankruptcy as the potential costs and expenses of a bankruptcy would significantly reduce the size of the assets available for distribution to the Company’s creditors and stockholders without providing any liquidity for repayment of creditors.

Following consummation of the Asset Sale, the Company will have nominal operations and limited assets which will consist of accounts receivable and minimal cash. Following the Asset Sale, management of the Company anticipates that it will seek an operating company candidate for potential merger or share exchange or other reorganization of the Company.

The consulting agreements between eMedia and Messrs. Livia and Stern were determined by the independent committee to be fair to the Company.  The consulting agreements represent temporary transitional arrangements with eMedia to ensure that eMedia management is properly trained in the management of existing customer accounts and to preserve some value in the PC Universe, Inc. brand.  The independent committee believes that, at least until the Company identifies an appropriate business combination partner, the co-chief executive officers will be able to adequately fulfill their existing obligations to both the Company and to eMedia under the consulting agreements.

Employees

As of December 31, 2008, we employed 2 part-time employees located at in home offices in Boca Raton, Florida offices. Our employee workforce is currently comprised of 2 General and Administrative employees. None of our employees are covered by a collective bargaining agreement. We believe that we have a good relationship with our employees.

Available Information

Before the filing of this Annual Report, we filed the 2007 annual report and quarterly reports with the SEC. The corporation with which we merged in June 2006, Poker TV, previously filed reports with the SEC and became delinquent in its filing obligations to file certain reports with the SEC prior to the date of its merger with us. This Annual Report and all of our future reports required to be filed by Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) will be available or accessible free of charge. Our reports will be made available as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also request any materials we file with the SEC from the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C., 20549 or by calling (800) SEC-0330. In addition, our filings with the SEC are electronically available via the SEC’s web site at http://www.sec.gov.

Item 1A.

Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties

We currently lease office space and a warehouse facility located at 504 NW 77th Street, Boca Raton, FL 33487 of approximately 11,600 sq. ft. for a term expiring October 31, 2011. As of December 31, 2008, the lease agreement provides that we may lease the facility for an additional 34 months, with no renewal options, at a monthly rate of $12,521. We believe the existing facilities are in good or excellent condition.  In April 2009, the landlord initiated legal proceedings against the Company for approximately $183,000. See the section entitled “Legal Proceedings.”

Item 3.

Legal Proceedings

During August, 2007, we filed an action against three of our former employees and a Florida corporation established by such employees in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida for certain claims including breach of contract, breach of fiduciary duty, misappropriation, tortious interference with business relationships, civil conspiracy and violations of the Florida Uniform Trade Secrets Act and also requested a permanent injunction enjoining the employees from their continued alleged wrongful conduct. We asserted in the complaint that certain former employees conspired to resign from the Company and then began to directly compete with us in the same territories and for the same customers by incorporating, selling products and recruiting employees for a direct competitor of ours. On September 6, 2007, the defendants filed a counterclaim against us alleging that we breached the employment contracts of two of the defendants and tortiously interferred with certain of the defendants business relationships. We intend to vigorously defend against the counterclaims. Management is unable to determine the outcome of the lawsuit at this time, or estimate the probability of prevailing in connection with the request for an injunction or on the merits of these claims.

During January 2008, we were notified by California’s Board of Equalization of the board’s intent to audit our business operations relating to sales of our products in California back to January 1, 2005.  The State of California taxing authorities completed their audit and have sent a Notice of Determination that the Company owes the California Board of Equalization $654,128 as of April 23, 2009.  As of December 31, 2008 we have accrued as General and Administrative expenses, $654,128 in back sales tax, interest and penalty the Board has levied against the Company.  The Company still has the appeal process open to appeal the audit findings.

During February 2009, we were notified by US Bank Corp of legal actions against us for certain non-payment of capital leases.  US Bank Corp has initiated legal proceedings against the Company in the State of Minnesota District Court County of Lyon Fifth Judicial Districe for amounts plus interest of approximately $68,000.

During April 2009, our landlord, Boca Industrial Park, Ltd., initiated legal proceedings against the Company in The Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, for non-payment of past due and future rent under the Company’s lease agreement totaling approximately $183,000.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is currently quoted on the OTC Bulletin Board automated interdealer electronic quotation service under the symbol “PCUVE.OB” Our Common Stock is not listed on any national or regional securities exchange. The following table sets forth the range of the high and low bid information for our Common Stock for each quarter since our Common Stock has been quoted on the OTC Bulletin Board or Pink Sheets, LLC following the Share Exchange. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2008
First Quarter	$0.24	$0.10
Second Quarter	$0.19	$0.045
Third Quarter	$0.10	$0.03
Fourth Quarter	$0.08	$0.025
2007
First Quarter	$1.15	$0.20
Second Quarter	$1.45	$0.57
Third Quarter	$0.74	$0.32
Fourth Quarter	$0.54	$0.17
2006
Third Quarter	$1.62	$0.26
Fourth Quarter	$0.58	$0.20

Holders

As of September 7, 2008, there were 297 shareholders of record of our Common Stock. This number does not include beneficial owners of Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have paid dividends on our Common Stock in the past when we were a Subchapter-S corporation, but do not anticipate paying dividends on our Common Stock in the foreseeable future. We anticipate that we will retain future earnings, if any, to fund the development and growth of our business.

Purchases of Equity Securities

There were no repurchases of our Common Stock in 2008.

Equity Incentive Plan

The following table provides information as of December 31, 2008 with respect to employee compensation plans under which our equity securities are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights Column (a)	Weighted–Average Exercise Price of Outstanding Options, Warrants and Rights Column (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) Column (c)

Equity compensation plans approved by security holders	1,386,000	$0.147	2,614,000
Equity compensation plans not approved by security holders	—	—	—
Total

See Item 12 of this Form 10-K for certain information regarding our Stock Incentive Plan in effect at December 31, 2008.

Unregistered Sales of Equity Securities

During the fiscal year ended December 31, 2008, we have issued the securities set forth below that were not registered under the Securities Act.

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

Date	Purchaser	Price	No. of Shares of Common Stock	Proceeds

March 2008	Two directors of the Company	For services to the Board of Directors	49,524	—

March 2008	One director of the Company	For their appointment to the Board of Directors and future services to be provided to the Board	Non-qualified options granted under the Company’s 2007 Stock Incentive Plan to purchase an aggregate of 25,000 shares of Common Stock at a price of $0.140 per share for a term of 10 years.	—

May 2008	Four directors of the Company	For services to the Board of Directors	143,750	—

August 2008	Three directors of the Company	For services to the Board of Directors	158,335	—

August 2008	Two co-CEO’s of the Company	For compensation in lieu of cash	266,666	—

August 2008	Two executive officers of the Company	For past and future services to be provided to the Company	Incentive stock options granted under the Company’s 2007 Stock Incentive Plan to purchase an aggregate of 1,000,000 shares of Common Stock at a price of $0.066 per share for a term of 10 years.	—

August 2008	Various accredited investors	$.060	6,538,462 plus 3,269,231 warrants to purchase Common Stock at a price of $0.100 per share for a term of 5 years.	$425,000

Item 6.

Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes included in this Annual Report.

Overview

The Company has operated in recent years as a direct marketer and value-added reseller of IT products and services. Our customers have historically included businesses, consumers, educational institutions and local, state and federal governments in the United States. Our customers placed orders through our web sites, PCUniverse.com and PatriotPC.us, by calling a representative via our toll-free 800-PCUniverse number, through electronic communications such as e-mail, by fax, or through our revenue sharing arrangements such as our merchant web site on Amazon.com. Our products and services have been marketed primarily through Internet marketing activities, a direct sales force, direct mail, e-mail marketing and our company web sites.

The Company was party to a secured line of credit of up to $4,000,000 with IBM Credit, LLC (“IBM”), which was collateralized by accounts receivable and inventory, which could be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions. The agreement for Wholesale Financing-Flexible Payment Plan which was executed on November 1, 2007 (the “Financing Agreement”) had an annual automatic renewal which was to occur on November 1 of each fiscal year. The facility contained various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions and merger and consolidation of the Company. At December 31, 2007, the Company was not compliant with all financial covenants contained in the Financing Agreement. At

December 31, 2007, there were no amounts owed for working capital advances and $2.1 million was owed under the facility for flooring arrangements related to inventory purchases. At December 31, 2007, the total amount available for future borrowing was $543,000 at an interest rate in effect at that time of 7.25%. On March 20, 2008, the Company received a notice of default from IBM notifying us that we were out of compliance with one or more financial performance covenants and that we were in default under the Financing Agreement.

The Financing Agreement with IBM was terminated as of October 15, 2008. As of November 7, 2008, we owed IBM $578,028 in aggregate principal and interest under the Financing Agreement, this balance was paid off as of December 31, 2008. Because we were unable to obtain debt or equity financing on acceptable terms we evaluated all of our options, and we took steps to downsize the business and aggressively reduced our overhead costs to compensate for the Company’s insufficient liquidity. The Company has experienced significant liquidity issues since the reduction of our line of credit and termination of our Financing Agreement with IBM due to, among other reasons, our inability to identify a replacement lender and our inability to raise adequate capital on acceptable terms. Moreover, as a result of our liquidity issues, we experienced delays in the repayment of the amounts outstanding due to IBM and the payment of trade payables to vendors and others when due. We have historically relied upon the line of credit under the Financing Agreement and a previous credit facility to fund our operations. Because of the termination of the Financing Agreement, we were required to implement significant expense reducing measures which included the termination of a number of our full-time employees during the fourth quarter of 2008. In addition, a number of our full-time employees voluntarily resigned their positions during the fourth quarter, including four sales representatives and two members of management.

On December 19, 2008, we entered into an asset purchase agreement (the “Purchase Agreement”) with eMedia Management LLC, a Delaware limited liability company (“eMedia” or the “Buyer”), whereby eMedia agreed to purchase and the Company agreed to sell substantially all of its assets (the “Assets”) comprising the web business of the Company (the “Asset Sale”). The Company’s web business includes the Company’s customized web stores for customers through Internet portals at www.pcuniverse.com and www.patriotpc.us.

During January 2008, we were notified by California’s Board of Equalization of its intent to audit our business back to January 1, 2005 stating that we have an obligation to collect sales tax on sales of our products to California customers which we have not done in the past.  At this time, we are not certain of the impact that the sales tax audit and potential related fines and penalties will have on our business. We have accrued approximately $654,000 in relation to the California sales tax audit.

While we currently operate as a going concern, certain significant factors raise substantial doubt about our ability to continue to operate as a going concern. We have incurred significant losses since inception.  These factors, among others, raise substantial doubt about our ability to continue to operate as a going concern.

Management’s Plans to Address Operating Conditions

We have concluded, on April 30, 2009, the Asset Sale to eMedia reported in our Schedule 14C.    On December 19, 2008, we entered into an asset Purchase Agreement with eMedia, whereby eMedia agreed to purchase and the Company agreed to sell substantially all of its assets comprising the web business of the Company. The Company’s web business includes the Company’s customized web stores for customers through Internet portals at www.pcuniverse.com and www.patriotpc.us.

Our current operations only include the winding down of business activities and contracts, and sale of remaining assets of the Company.  Following completion of the Asset Sale, the Company may be considered a “shell company” as that term is defined in Rule 12b-2 of the Securities Excahnge Act of 1934, as amended, (i.e., a company which has (i) no or nominal operations, and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents, or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets).

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

We defer revenue for the TechPoints program, a customer loyalty program. TechPoints must be redeemed to be converted to an award of a particular product on our web sites. TechPoints cannot be redeemed for cash but may be used as a discount off a customer’s future purchase. Currently, TechPoints expire one year after issuance, but the expiration period is subject to change. We use EITF 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future.” At December 31, 2008, the Company had no deferred revenue for TechPoints.   At December 31, 2007, we included $35,138 in deferred revenue.

Additionally, we offer limited return rights within 30 days on our product sales. We have demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience. If actual credits were to deviate significantly from our estimates, our results of operations could be adversely affected. We had no allowances for sales returns, net of cost at December 31, 2008 and 2007, respectively.

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

Impairment of Fixed Assets

We review our long-lived assets, which include property and equipment and intangibles, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. If our analysis indicates that a possible impairment exists, based on our estimate of undiscounted future cash flows, we are required to estimate the fair value of the asset. An impairment charge is recorded for the excess of the asset carrying value over its fair value, if any. The fair value is determined either by a third party appraisal or estimated discounted future cash flows. At December 31, 2008, our review resulted in an impairment charge of $247,342 related to the Company’s web sites.

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

Comparison of Years Ended December 31, 2008 and 2007

Net Sales and Services. Net sales and services decreased 40.2% to $20.7 million in 2008 compared to $34.6 million in 2007, due to an decrease in the volume of goods being sold, the loss of major customers Océ North America and Eclipsis Corporation and the ceasing of operations in December 2008.

Gross Profit. Gross profits decreased to $1.9 million in 2008 compared to $4.0 million in 2007. Gross profit as a percentage of net sales decreased to 8.9% in 2008, compared to 11.7% in 2007. The decrease in gross profit percentage resulted from adjusting pricing and margin for Internet sales. Gross profit margins as a percent of sales will continue to vary due to changes in vendor programs, product and customer mix, pricing strategies and economic conditions. The use of our line of credit to fund the expansion of accounts receivable and inventory incurred interest expense of $3,000 and $15,000 for the years ended December 31, 2008 and 2007, respectively. The interest rate of the working capital lines was tied to the prime rate.

Selling and Advertising Expenses. Selling and Advertising expenses, which primarily consisted of salesperson and marketing salaries, decreased to $1.4 million in 2008 from $2.3 million in 2007 primarily due to reduced commissions and sales and marketing salaries, and increased as a percentage of net sales to 6.8% in 2008 compared to 6.6% in 2007.

Gain on Sale of Assets and Impairment Expense. In 2008, the Company had a gain on sale of assets of $202,000 due to it’s transaction with eMedia. The remaining gain was due to minor assets being sold throughout the year.  The Company recorded an impairment expense in 2008 of $247,000 after an analysis of the future revenues related to the web sites.

Gain on Salary Forgiveness. In August 2008, the Cmopany issued 266,666 shares to two officers in settlement of $83,250 of salary accrued through July 31, 2008.  The shares were valued at their fair value of $16,000 resulting in a gain of $67,250.

General and Administrative Expenses. General and Administrative expenses, which primarily consist of administration and officer expenses, and professional fees, remained the same at $3.0 million for 2008 and 2007, and increased as a percentage of net sales to 14.4% in 2008 compared 8.6% in 2007. The increase in percentage terms in general and administrative expenses was due to the following:

•

Accruing for the California sales tax audit, interest and penalties of $654,000 during 2008 as compared to the prior year.

•

Accruing for vacating of the leased premises which increased rent expense by approximately $141,000 during 2008 as compared to the prior year.

Interest Expense. Interest expense decreased to $27,000 in 2008, compared to $49,000 in 2007. The interest expense was due to interest owed on the outstanding $500,000 note payable and capital leases.  The note payable was extinguished during 2007.

Miscellaneous Income. Other income increased to $81,000 in 2008, compared to $50,000 in 2007 and consisted primarily of customer deposits that were abandoned.

Income Tax Provision. The income tax provision for 2008 was nil, compared to an income tax benefit of $45,000 during 2007. The effective tax rates expressed as a percent of income were 0% and 0% for the years ended December 31, 2008 and 2007, respectively.

Net Loss. As a result of the foregoing the, net loss for fiscal year 2008 was $2.6 million, or $0.06 per basic and diluted share, as compared to a net loss of $1.3 million, or $0.03 per basic and diluted share, for fiscal year 2007.

Inflation

We do not believe that inflation has had a material impact on our results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

Our total assets were $418,000 at December 31, 2008, of which all were current assets. As of December 31, 2008, we had cash and cash equivalents of $60,000 and had a working capital deficit of $1,297,000 compared to working capital of approximately $346,000 at December 31, 2007. The decrease in working capital from December 31, 2007 was primarily a result of ceasing operations, accruing $665,000 for the California sales tax audit and the net operating loss the company experienced during the year ended December 31, 2008.

We measure liquidity as the sum of total cash. At December 31, 2008, our liquidity was $60,000.

During the past four  years, we have experienced net losses. We have fluctuations in operating cash flows that are not correlated with any certainty. In the years we have had net losses, operating cash flows have been both positive and negative.  We anticipate our operating cash flows to continue to be negative while we wind down operations.

Our current operations, only include the winding down of business activities and contracts, and sale of remaining assets of the Company.

Capital expenditures in 2008 totaled $271,000. This includes improvements to our web properties, computer and software purchases and improvements to our information technology systems. In 2009, we anticipate no further spending for capital expenditures.

While we currently operate as a going concern, certain significant factors raise substantial doubt about our ability to continue to operate as a going concern. We have incurred significant losses since inception.  These factors, among others, raise substantial doubt about our ability to continue to operate as a going concern.

Cash Flows

Operating Activities: Net cash flow used by operating activities was $135,000 during 2008 primarily due to our net loss for the year ended December 31, 2008. Additionally, accounts receivable experienced a significant reduction in 2008 due to a ceasing of operations and collecting from previous customers who were given payment terms.  At the end 2008, we no longer extend credit to any customers and remaining customer balances have been given to at a collections agency.

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

Investing Activities. Net cash provided by investing activities totaled $304,000 in 2008. We purchased approximately $271,000 of fixed assets and cash of approximately $575,000 was provided primarily from the sale of certain assets to eMedia.  These assets included our investment in web properties, computer and software programs and improvements to our information technology systems.

Net cash used in investing activities totaled $599,000 in 2007. Cash was used for the capital expenditures and expenditures were higher in 2007 due to increased investment in web properties, computer and software programs and improvements to our information technology systems.

Financing Activities. Net cash used by financing activities was $2,149,000 in 2008, which primarily was comprised by the termination and payoff of our revolving line of credit.  The Company did raise net cash of $232,000 in August 2008 through private placements with accredited investors.

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

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 27, 2009, the audit committee and the board of directors of  the Company approved the dismissal of the Company’s independent registered public accounting firm, Reznick Group, P.C. (“Reznick”).  On that date, the audit committee and the board approved and ratified the engagement of Salberg & Company, P.A. (“Salberg”) to serve as the Company’s independent registered public accountants for the fiscal year ended December 31, 2008.  During the Company’s two most recent fiscal years and the subsequent period prior to the Company’s engagement of Salberg, the Company did not consult with Salberg regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

During each of the fiscal years ended December 31, 2006 and December 31, 2007 and the subsequent period from January 1, 2008 through the Company’s notice to Reznick of its dismissal on March 27, 2009: (i) there were no disagreements between the Company and Reznick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement, if not resolved to the satisfaction of Reznick, would have caused it to make reference to the subject matter of the disagreement in connection with it’s reports; and (ii) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).  In addition, Reznick’s reports on the Company’s financial statements for 2006 and 2007 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that Reznick’s report on the Company’s financial statements as of and for the year ended December 31, 2007 contained an explanatory paragraph expressing substantial doubt as to the Company’s ability to continue as a going concern as a result of non-compliance with the financial covenants under the Company’s line of credit and the resulting impact on the Company’s ability to continue to finance inventory purchases and provide working capital.

Item 9A(T).

Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Co-Principal Executive Officers and Principal Financial Officer, of the Company’s disclosure controls and procedures pursuant to

Exchange Act Rule 13 a-15(e).  Based upon that evaluation, the Co-Principal Executive Officer’s concluded that the Company’s disclosure controls and procedures are effective.

During 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Co-Principal Executive Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2008.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Our Amended and Restated Articles of Incorporation provide that the number of directors constituting the Board of Directors shall consist of not less than one (1) and not more than nine (9) directors. Furthermore, in accordance with our Amended and Restated By-laws and pursuant to a resolution of our Board of Directors, our Board of Directors is divided into three classes designated Classes I, II and III.  Following the 2008 Annual Meeting of Stockholders and so long as our Class III seats remain vacant, our Class I directors and our Class II directors will serve for two-year terms. At such time in the future when Class III directors are appointed or elected to our Board of Directors, our Class I, Class II and Class III directors will each serve for three-year terms, with one class of directors subject to re-election annually.

There are currently six members of the Board of Directors, three of which are Class I directors and three of which are Class II directors. The Class II directors will serve for a two-year term until the 2009 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified or until their resignation or removal. At the present time, the Class III board seats will remain vacant until qualified director nominees are identified for service on the Board of Directors.

There are currently three Class I directors: Victor Grillo, Randall N. Paulfus, and Dean J. Rosenbach. Messrs. Grillo, Paulfus and Rosenbach will serve as Class I directors for a two-year term each until the 2010 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified or until their resignation or removal.

The background and business affiliations of the Company’s directors whose terms of service continue beyond 2008 and our executive officers, are set forth below:

Dean J. Rosenbach – Class I Director – Age 60.  Mr. Rosenbach is a retired board certified civil trial lawyer who practiced law for 26 years in Palm Beach County, Florida. Mr. Rosenbach retired in 1998 from the law firm of Lewis, Vegosen, Rosenbach, Silber and Dunkel, P.A. Still a member of the Florida Bar, he has served on the boards of two community banks, Prime Bank, and Palm Beach County Bank, both of which were sold successfully to larger institutions. He has served on loan, audit, and executive compensation committees. He also continues to serve on the board of directors and executive committee of the Jewish Federation of Palm Beach County, a major charitable fund raising organization serving Jews while building community in central and northern Palm Beach County. He presently chairs the audit committee of the Jewish Federation.

Randall N. Paulfus – Class I Director – Age 62. Mr. Paulfus served as the Chief Financial Officer of Ceramic Protection Corporation, a manufacturer of body and vehicle armor which corporation he joined in June 2007. Prior to this, and since February 1999, Mr. Paulfus was a partner in Tatum, LLC, a financial executive services firm. At Tatum, Mr. Paulfus filled a number of roles as a financial consultant and as an Interim Chief Financial Officer for client companies some of which were Securities and Exchange Commission reporting companies. Prior to his service at Tatum, and since May 1997, Mr. Paulfus served as Chief Financial Officer of Advanced Electronic Support Products, Inc., an international manufacturer and distributor of electronic connectivity products.

Victor N. Grillo – Class I Director – Age 63. Mr. Grillo has been a marketing entrepreneur for over three decades. From the mid-1970s to the late 1980s, Mr. Grillo was a pioneer in marketing and selling personal electronics to major retailers across the United States. Mr. Grillo founded Advanced Results Marketing Inc. and Cricket Productions Inc., where he developed, marketed and sold household products via infomercial television commercials. Mr. Grillo’s television products include: Ginsu Knives, Auri Car Wax, DiDi Seven Spot Remover, Triple Edge Wiper Blades, and Ab Roller. Since his retirement in 1999, Mr. Grillo has been a consultant to Advanced Results Marketing and a director of Cricket Productions. Today, Mr. Grillo continues to create and sell new brands such as the Faraday shake flash light that never needs batteries. Mr. Grillo sold the distribution rights to Rayovac in 2006. Mr. Grillo is experienced in areas including marketing, distribution, brand building, management, and mergers and acquisitions.

Gary Stern – Class II Director, Chairman, Co-Founder and Co-Chief Executive Officer – Age 49. Mr. Stern has served as Co-Chief Executive Officer and Chairman of our Board of Directors since June 2006. Mr. Stern co-founded PC Universe in 1995 with Mr. Livia. Prior to that time, Mr. Stern served in executive management positions at Commodore, NCR and Epson America. Mr. Stern has over 22 years of industry experience, including experience in channel sales and marketing. Mr. Stern oversees strategic relationships with manufacturers and distributors and is instrumental in setting the direction for PC Universe. Mr. Stern was awarded a bachelor of science degree from the University of Massachusetts at Lowell.

Thomas M. Livia – Class II Director, President, Co-Founder and Co-Chief Executive Officer – Age 39. Mr. Livia has served as our President and Co-Chief Executive Officer since June 2006. Mr. Livia co-founded PC Universe in 1995 with Mr. Stern. He has over 15 years experience in the computer industry. In his role as President, he focuses on our organizational needs, strategic planning, finance, sales and operations. As a co-founder, Mr. Livia has been involved in all aspects of our growth. Mr. Livia has been instrumental in the growth of our e-commerce business. Mr. Livia holds a degree in economics from the State University of New York at Stonybrook.

Bruce Martin – Class II Director – Age 50. Mr. Martin has served as a member of the Board of Directors since February 2008. Mr. Martin has 25 years experience selling computer and other technology products for small, midsize and large businesses. From 1998 to 2001, Mr. Martin was President and CEO of 4Sure, Inc., a company that specialized in on-line technology sales, which was sold to Office Depot, Inc. in 2001. At Office Depot, he was President of Tech Depot, Office Depot's technology reseller division until 2005. Prior to 4Sure, Mr. Martin was Co-President and Chief Operating Officer of Multiple Zones International, now Zones, Inc. In addition, Mr. Martin served as Senior Vice President at Ingram Micro, Inc. where he was responsible for world-wide purchasing and products.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC, initial reports of ownership and reports of changes in ownership of common stock and other equity securities.  Officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of Forms 3 and Forms 4 (no Form 5s have been filed as of the date of this 10-K) furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2008 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms, except that Mr. Dean Rosenbach and Mr. Bruce Martin each filed two Form 4s late. Additionally, Mr. Livia filed two Form 4s late and Mr. Stern filed one form 4 late. Mr. Victor Grillo and Mr. Randy Paulfus also each filed one Form 4 late.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has established an Audit Committee, a Compensation Committee and a Corporate Governance Committee, each of which is briefly described below. The Board of Directors does not have a standing Nominating Committee, but the Corporate Governance Committee fulfills the function of the Nominating Committee.

Audit Committee

The Audit Committee assists the Board of Directors in maintaining the integrity of our financial statements, and of our financial reporting processes and systems of internal audit controls, and our compliance with legal and regulatory requirements. The Audit Committee reviews the scope of independent audits and assesses the results. The Audit Committee meets with management to consider the adequacy of the internal control over, and the objectivity of, financial reporting. The Audit Committee also meets with the independent auditors and with appropriate financial personnel concerning these matters. The Audit Committee selects, determines the compensation of, appoints and oversees our independent auditors. The independent auditors periodically meet with the Audit Committee and always have unrestricted access to the Audit Committee. The Audit Committee currently consists of Messrs. Paulfus, Rosenbach and Grillo all of whom have been determined by our Board of Directors to be “independent” as defined under the standards of independence adopted by the Board of Directors and as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market, although these independent director standards do not directly apply to us because we do not have any securities that are listed on NASDAQ. Mr. Paulfus currently serves as Chairman of the Audit Committee. The Audit Committee met four times in 2008. Mr. Paulfus qualifies as an “audit committee financial expert” as defined under Item 407 of SEC Regulation S-K.

Compensation Committee

The Compensation Committee administers incentive compensation plans, including stock option plans, and advises the Board of Directors regarding employee benefit plans. The Compensation Committee establishes the compensation structure of our senior executives, approves the compensation of our senior executives, and makes recommendations regarding the compensation of our Co-Chief Executive Officers and our other executive officers. The Compensation Committee advises and makes recommendations to the Board of Directors on all matters concerning director compensation. The Compensation Committee may not delegate any of its authority regarding the consideration and determination of executive and director compensation. The Compensation Committee, which was established in September 2007, currently consists of Messrs. Rosenbach, Grillo, Paulfus and Martin, all of whom have been determined by our Board of Directors to be “independent” as defined under the standards of independence adopted by the Board of Directors and as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market, although these independent director standards do not directly apply to us because we do not have any securities that are listed on NASDAQ. Mr. Rosenbach currently serves as chairman of the Compensation Committee. The Compensation Committee met two times in 2008.

Corporate Governance Committee

The Corporate Governance Committee evaluates and recommends candidates for election to our Board of Directors, reviews the performance and contribution of directors, recommends membership for standing committees, reviews director independence, and adopts and reviews Company corporate governance guidelines and codes of conduct. The Corporate Governance Committee, which was established in September 2007, currently consists of Messrs. Rosenbach, Grillo, Paulfus and Martin, all of whom have been determined by our Board of Directors to be “independent” as defined under the standards of independence adopted by the Board of Directors and as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market, although these independent director standards do not directly apply to us because we do not have any securities that are listed on NASDAQ. Mr. Grillo currently serves as chairman of the Corporate Governance Committee.

INDEPENDENCE OF THE BOARD OF DIRECTORS

Our independent directors are Messrs. Rosenbach, Grillo, Paulfus and Martin. The Board of Directors has determined that these directors are independent directors based on certain independence criterion adopted by the Board of Directors during 2008 and the independence standards contained in the Marketplace Rules of the NASDAQ Stock Market, although these independent director standards do not directly apply to us because we do not have any securities that are listed on NASDAQ. In making its determination, the Board of Directors considered the lack of relationships or transactions between the Company and these independent directors.

CODE OF BUSINESS CONDUCT AND ETHICS

We have established a Code of Ethics that applies to our co-chief executive officers and senior financial officers including our principal financial officer, principal accounting officer or controller, if any, or persons performing similar functions.  The Company will provide to any person without charge, upon request, a copy of such code of ethics.  Requests may be made by directing a written request to the Co-Chief Executive Officer at 9605 Parkview Avenue, Boca Raton, FL 33428.

Item 11.

Executive Compensation

The following table discloses for the periods presented the compensation paid to the persons who served as our Co-Chief Executive Officers and two additional individuals who were the two most highly compensated executive officers other than the principal executive officers who were not serving as an executive of at the end of the last completed fiscal year, referred to as named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Gary Stern, Chairman and Co-Chief Executive Officer (2), (5)	2008	174,436	5,257	31,614	211,307
	2007	201,383	—	17,080	218,463
	2006	176,600	—	1,095	172,695
Thomas M. Livia, President, Co-Chief Executive Officer and Chief Financial Officer, (5)	2008	174,381	5,257	40,158	219,797
	2007	206,749	——	23,697	230,446
	2006	164,100	——	16,665	180,765
Michael Labinski, Former Chief Financial Officer (3)(6)	2008	57,904	—	—	57,904
	2007	78,596	3,588	8,750	100,934
	2006	—	—	—	—
Deborah Kania, Former Senior Vice President and General Manager (4)(6)	2008	1,313	—	—	1,313
	2007	105,000	3,588	17,178	135,766
	2006	17,500	—	32,000	49,500

———————

(1)

“All Other Compensation” consists of the following: (i) for Messrs. Stern and Livia only, the use of an automobile; (ii) with respect to Messrs. Stern and Livia, life insurance premiums paid by us (iii) stock awards and (iv) with respect to Messrs. Livia, Labinski and Ms. Kania, cash bonuses.

(2)

Since 1995, Mr. Stern served as our President; he resigned from this position in 2006 and currently serves as Chairman of our Board of Directors and Co-Chief Executive Officer.

(3)

Mr. Labinski commenced his employment with us as Chief Financial Officer in May 2007 and ceased his employment in May 2008.  As a result, he forfeited 300,000 unvested options granted to him in September 2007.

(4)

Ms. Kania commenced her employment with us as a Senior Vice President and General Manager in November 2006. She previously provided consulting services to us from time to time prior to November 2006 for which she was paid an aggregate of $32,000 in consulting fees. Ms. Kania ceased her employment with us as a Senior Vice President and General Manager in January 2008. As a result, she forfeited 300,000 unvested options granted to her in September 2007.

(5)

The weighted average fair value of the options on the grant date was $0.066 for Mr. Stern and Mr. Livia. The fair value of each option is estimated on the grant of date using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted during the year ended December 31, 2008:

Expected dividend yield	0.0%
Expected stock volatility	242%
Risk-free interest rate	2.6%
Expected term (in years)	5
Forfeiture rate	0.0%

For stock subject to graded vesting, we utilized the “straight-line” method for allocating compensation cost by period.

(6)

The weighted average fair value of the options on the grant date was $0.3291 for Ms. Kania and Mr. Labinski. The fair value of each option is estimated on the grant of date using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted during the year ended December 31, 2007:

Expected dividend yield	0.0%
Expected stock volatility	166%
Risk-free interest rate	4.2%
Expected term (in years)	5
Forfeiture rate	0.0%

For stock subject to graded vesting, we utilized the “straight-line” method for allocating compensation cost by period.

DIRECTOR COMPENSATION

Our compensation program for non-employee directors is designed to enable us to attract, retain and motivate highly qualified directors to serve on our Board of Directors.

It is also intended to further align the interests of our directors with those of our stockholders. Annual compensation for our non-employee directors in 2008 and 2007 was comprised of a mix of cash and equity-based compensation. The Compensation Committee periodically reviews Board of Directors compensation for non-employee directors and is responsible for recommending to the Board of Directors changes in director compensation.

The following table sets forth information regarding the compensation of our directors for the fiscal year ended December 31, 2008:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2) (3)	Total ($)
Victor N. Grillo	—	6,500	—	6,500
Bruce Martin	3,000	5,000	—	8,000
Randall N. Paulfus	3,500	6,500	—	10,000
Dean J. Rosenbach	—	10,000	—	10,000

———————

(1)

Gary Stern, our director, Chairman and Co-Chief Executive Officer, and Thomas Livia, our director, President, Co-Executive Officer and Chief Financial Officer, did not receive any compensation during fiscal 2008 for serving on our Board of Directors.

(2)

Under the fair value method, the fair value of each stock option awarded to each of our non-employee directors on the date of grant was $0.140 per option. No modification, amendment or re-pricing of the option exercise price was conducted. No dividends or other earnings were paid on stock option awards during the year.

(3)

On December 31, 2008, the following represents the aggregate number of option awards outstanding for each of the above named directors: (i) Mr. Grillo – 25,000; (ii) Mr. Martin – 25,000; (iii) Mr. Paulfus – 25,000; and (iv) Mr. Rosenbach – 25,000.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Pursuant to the terms of their employment agreements, Messrs. Stern and Livia serve as our Chairman and President, respectively, and Co-Chief Executive Officers, for an initial five-year period commencing on the employment agreement effective date. The term of each agreement automatically renews for successive two-year terms, unless we or Messrs. Stern or Livia, respectively, terminates by giving written notice to the other not less than ninety days prior to the end of the then current term, in which case the employment agreement terminates as of the last day of such employment period. Mr. Stern and Mr. Livia’s agreements were effective as of September 8, 2007 and May 14, 2007, respectively.

Pursuant to their respective employment agreements, Messrs. Stern and Livia each receive: (i) a salary of not less than $214,500 per year; (ii) any increases granted by the Board of Directors from time to time; (iii) a bonus equal to 8% of EBITDA, provided that such bonus shall not exceed $200,000 in any year, paid within thirty days of each anniversary of the employment agreement; (iv) a car allowance equal to $1,400 per month, which amount shall increase by $100 per month on each two year anniversary of employment; (v) reimbursement of necessary and reasonable travel and other work-related expenses, including reimbursement of first class hotel accommodations and first class air travel for any flight that is greater than two hours in duration; (vi) four weeks of vacation; and (vii) participation in any benefit programs generally available to our senior executives including, but not limited to, insurance, health, medical, 401(k) and employee stock incentive programs.

Each agreement contains a confidentiality provision, non-competition covenant and a non-solicitation covenant which restricts each officer’s activities during the term of the agreement and for a period of twelve months thereafter, except the later two covenants discontinue once we fulfill our obligations pursuant to the employment agreement in the event of termination without cause by us or termination for good reason by Messrs. Stern or Livia.

In May 2007, Michael Labinski commenced service as the Company’s full-time Chief Financial Officer and was entitled to receive an annual salary of $125,000, as well as an annual bonus of up to 20% of his base salary based on mutually agreed upon quarterly objectives. Mr. Labinski was eligible for all health and welfare insurance benefits offered to all of the Company’s other employees as of the effective date. There was no written employment agreement or specified term for Mr. Labinski’s employment and either party was permitted terminate the employment relationship at any time, with or without advance notice. In September 2007, Mr. Labinski received stock options issued pursuant to our 2007 Plan to purchase up to 300,000 shares of our common stock at an exercise price of $0.375 per share, which options vest in five equal annual installments beginning on September 13, 2008. The option expired following Mr. Labinski’s resignation from the company.

Post-Termination Payments

Messrs. Stern and Livia are each entitled to receive certain payments upon termination of his employment depending on the triggering termination event, as described in the “Employment Agreements” section above. The following is a description of the triggering events:

Good Reason: Pursuant to the terms of each Messrs. Stern’s and Livia’s employment agreements, each executive shall be deemed to have “good reason” to terminate his employment in the event that: (i) the executive is not retained as our Chairman, with respect to Mr. Stern, and President, with respect to Mr. Livia, even if executive is allowed to continue in our employ; (ii) we materially reduce the executive’s duties and responsibilities hereunder; (iii) the executive is removed from his position as a member of our Board of Directors for any reason other than in connection with the executive’s termination for cause; (iv) we fail to perform or observe any of our material obligations to the executive under the employment agreement including, without limitation, by failing to provide or cause the provision of, any compensation or benefits to the executive that it is obligated to provide hereunder; or (v) if we (A) consummate a merger, consolidation, sale of all or substantially all of our assets, or enter into a business combination whereby, following such transaction, we are not the surviving corporation, (B) enter into a transaction or series of transactions with a person, group or entity resulting in the acquisition of fifty percent or more of the then outstanding shares of our common stock (or any other securities with voting rights attached thereto), (C) effect a change in the majority of our Board of Directors, or (D) enter into any recapitalization or similar transaction resulting in a change in fifty percent or more of our common stock (or any other securities with voting rights attached thereto).

Incapacity: Pursuant to the terms of each Messrs. Stern’s and Livia’s employment agreements, the term “incapacity” with respect to each executive means such executive’s inability to perform his duties and obligations pursuant to the employment agreement on account of illness or other impairment for six consecutive months or such longer period as proscribed by applicable law.

Death: Pursuant to the terms of each of Messrs. Stern’s and Livia’s employment agreements, the term “incapacity” with respect to each executive shall mean such executive’s inability to perform his duties and obligations pursuant to the employment agreement on account of illness or other impairment for six consecutive months or such longer period as proscribed by applicable law.

If either of Messrs. Stern or Livia’s employment is terminated, he is entitled to receive the following payment pursuant to the terms of his respective employment agreement, depending on the triggering event of his employment termination:

(i)

termination for cause—the executive shall be entitled to receive: (A) the base salary owing to the executive through the date of termination and (B) any business expenses which were properly reimbursable to the executive pursuant to the employment agreement through the date of termination;

(ii)

termination without cause or for good reason—the executive shall be entitled to receive (A) the base salary owing to the executive through date of termination plus base salary for the remaining term of the employment agreement plus the subsequent two-year period; (B) any business expenses which were properly reimbursable to the executive pursuant to the employment agreement through the date of termination; (C) for the two-year period subsequent to termination, the health, medical insurance and other benefits which are provided to the executive in the employment agreement; and (D) any stock options granted by us to the executive which have not vested or are not yet exercisable shall automatically vest and become immediately exercisable by the executive commencing on the date of termination and for a period of five years following the date of termination;

(iii)

termination for incapacity—the executive or the executive’s legal representative, as the case may be, shall be entitled to receive (A) the base salary owing to the executive through the date the executive receives written notice from us of his termination due to incapacity plus base salary for the remaining term of the employment agreement plus the subsequent two-year period; and (B) any business expenses which were properly reimbursable to the executive pursuant to the employment agreement through the date of termination; or

(iv)

termination for death—the executive’s estate or legal representative, as the case may be, shall be entitled to receive (A) the base salary owing to the executive hereunder through the date of death plus base salary for the remaining term of the employment agreement plus the subsequent one-year period; and (B) any business expenses which were properly reimbursable to the executive pursuant to the employment agreement through the date of termination.

Outstanding Equity Awards as of December 31, 2008

The following table lists the outstanding equity incentive awards held by our named executive officers as of December 31, 2008.

Name	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price ($)	Option Expiration Date
Gary Stern, Chairman and Co-Chief Executive Officer	500,000	$.066	8/11/2018
Thomas M. Livia, President and Co-Chief Executive Officer	500,000	$.066	8/11/2018
Michael Labinski, Former Chief Financial Officer	—	—	—
Deborah Kania, Former Senior Vice President and General Manager	—	—	—

———————

(1)

All unexercisable options vest at the rate of 20% per year on the anniversary of the date of the calendar year following the year in which the options are granted. By way of example, 20% of all options granted in 2008 will vest in 2009.

(2)

Ms. Kania forfeited the 300,000 options in January 2008 as a result of her resignation from the Company.

(3)

Mr. Labinski forfeited the 300,000 options in May 2008 as a result of his resignation from the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to employee compensation plans under which our equity securities are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights Column (a)	Weighted–Average Exercise Price of Outstanding Options, Warrants and Rights Column (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) Column (c)
Equity compensation plans approved by security holders	1,386,000	$0.147	2,614,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,386,000	$0.147	2,614,000

2007 Stock Incentive Plan

The 2007 Plan was approved by our Board of Directors on July 12, 2007 and by our stockholders at our 2007 Annual Meeting of Stockholders held on September 12, 2007. The purpose of the 2007 Plan is to provide an additional incentive in the form of stock options (both incentive and nonqualified stock options), restricted stock and restricted stock units to selected persons providing services to the Company and/or any 50% or greater owned subsidiary of the Company. Awards under the 2007 Plan may be granted singly, in combination, or in tandem. Subject to anti-dilution adjustments as provided in the 2007 Plan a total of 4,000,000 shares of common stock was reserved for distribution pursuant to the 2007 Plan.

Awards under the 2007 Plan may be granted to employees, directors, consultants or independent contractors. However, only employees of the Company and its subsidiaries will be eligible to receive options that are designated as incentive stock options.

With respect to options granted under the 2007 Plan, the exercise price of options designated as incentive stock options must be at least 100% (110% in the case of an incentive stock option granted to a ten percent stockholder within the meaning of Section 422(b)(6) of the Internal Revenue Code of 1986) of the fair market value of the common stock subject to the award, determined as of the date of grant. The exercise price of nonqualified options will be set by the Board committee administering the 2007 plan. Restricted stock awards and awards of restricted stock units are awarded subject to the satisfaction of the terms and conditions established by the administrator. In general, awards that do not require exercise may be made in exchange for such lawful consideration, including services, as determined by the administrator.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the number of shares of our Common Stock beneficially owned as of May 6, 2009, by (i) each person known to us to be the beneficial owner of more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, the persons as to whom the information is given had sole voting and investment power over the shares of Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of each person shown is c/o PC Universe, Inc., 9605 Parkview Ave., Boca Raton, Florida 33428.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the optionees. Subject to any applicable community property laws, the persons or entities named in the table below have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock Beneficially Owned

Common Stock
Gary Stern	15,110,000	33.11%
Thomas M. Livia	15,320,003	33.57%
Dean J. Rosenbach (1)	160,522	*
Victor Grillo (1)	73,492	*
Randall N. Paulfus (1)	100,834	*
Bruce Martin (2)	72,917	*
Deborah Kania (5)	—	*
Michael Labinski(3)	5,635	*
Legisi Marketing, Inc. (4)	3,333,334	7.30%

All directors and executive officers as a group (8 persons)	30,843,403	67.56%

———————

*

Less than 1%

(1)

Includes vested grants of 5,000 nonqualified options at a price of $0.375 per share under our 2007 Stock Incentive Plan. Does not include non-vested grants of nonqualified options under our 2007 Stock Incentive Plan to purchase 20,000 shares at a price of $0.375 per share which vest in accordance with the following schedule: 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant.

(2)

Does not include a non-vested grant of nonqualified options under our 2007 Stock Incentive Plan to purchase 25,000 shares at a price of $0.14 per share, which vest in accordance with the following schedule: 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant.

(3)

Former Chief Financial Officer.

(4)

Gregory McKnight, a natural person who controls Legisi Marketing, Inc., previously had sole investment and voting power with respect to the shares beneficially owned by Legisi. Legisi’s address is 5154 Miller Road, Suite F, Flint, Michigan 48507. A receiver has been appointed by the SEC to oversee the shares owned by Legisi. The receiver currently has voting and investment power with respect to the shares.

(5)

Former Senior Vice President and General Manager

Item 13.

Certain Relationships and Related Transactions, and Director Independence

During August 2008, the Compensation Committee of the Board of Directors granted a stock award of 133,333 shares of common stock in lieu of cash compensation of $8,000 to both Mssrs. Livia and Stern.

During December, 2008, each of the Company’s co-chief executive officers, Mr. Gary Stern and Mr. Thomas M. Livia, executed agreements with eMedia in connection with the Asset Sale, for respective terms of six (6) months and sixty (60) days, agreeing to provide consulting services to eMedia on an independent contractor basis (“Consulting Services”). Subject to the terms of these agreements, Messrs. Stern and Livia agreed to provide to eMedia certain consulting services to assist eMedia in the operation of the Web Business, including assistance and advice with respect to the Web Business, including, but not limited to: (i) managing relationships with existing clients; (ii) transition of ownership of the Web Business; and (iii) training of one or more employees of eMedia to perform the duties currently performed by each of Mr. Stern and Mr. Livia with respect to the Web Business.

As compensation for the performance of the Consulting Services, eMedia has agreed to pay to Messrs. Stern and Livia aggregate amounts equal to $72,000 and $45,000, respectively, for consulting fees.

We do not currently have any formal written policies or procedures for the review, approval, or ratification of any related party transaction. The Company believes that the terms of its related party transactions were as favorable to the Company as transactions that involve unrelated third parties.

Item 14.

Principal Accountant Fees and Services

The firm of Reznick Group, P.C. served as our independent registered public accounting firm from 2007 through the March 2009.

Audit Fees

The aggregate fees billed by Reznick Group, P.C. for professional services rendered for the reviews of the interim financial statements included in our Quarterly Reports in 2008 on Form 10-Q were approximately $45,000.The aggregate fees billed by Reznick Group, P.C. for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2007 were approximately $115,000 and for the reviews of the interim financial statements included in our Quarterly Report on Form 10-Q and our Form 10 were approximately $79,000. The aggregate fees billed by Reznick Group, P.C. for professional services rendered for the 3 year audit, ended December 31, 2006 were approximately $102,500.

Tax Fees

The aggregate fees billed by Reznick Group, P.C. for professional fees rendered for income tax compliance for the fiscal years ended December 31, 2007 and 2006 were approximately $10,000 and $10,000, respectively. Tax services included federal and state income tax reviews.

The firm of Salberg & Company, P.A. has served as our independent registered public accounting firm since April 2009.

Audit Fees

The aggregate fees billed by Salberg & Company, P.A. for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2008 were approximately $65,000.

The Audit Committee of the Board of Directors approves in advance all services to be performed by the independent public accountants. Pre-approval may be granted by action of the full Audit Committee or, in the absence of such Audit Committee action, by the Chairman of the Audit Committee whose action shall be considered to be that of the entire Committee.

Item 15.

Financial Statements and Exhibits

(a)

The financial statements required to be included in this Annual Report appear at the end of the Annual Report beginning on page F-1.

(b)

See the Exhibit Index below

Index to Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among The Poker TV Network, Inc., representatives of The Poker TV Network, Inc., PC Universe, Inc., Gary Stern and Thomas M. Livia, dated June 1, 2006.*
2.2	Articles of Merger of PC Universe, Inc. and The Poker TV Network, Inc. as filed with the Secretary of State of the State of Florida on June 29, 2006.*
2.3	Articles of Merger of PC Universe, Inc. and The Poker TV Network, Inc. as filed with the Secretary of State of the State of Nevada on June 14, 2006.*
2.4	Asset Purchase Agreement by and between eMedia Management LLC and PC Universe, Inc. dated December 19, 2008. ***
3.1	Amended and Restated Articles of Incorporation of PC Universe, Inc. as filed with the Secretary of State of the State of Nevada on June 14, 2006.*
3.2	Amendment to Amended and Restated Articles of Incorporation of PC Universe, Inc. as filed with the Secretary of State of the State of Nevada on June 21, 2006.*
3.3	Amended and Restated Bylaws of PC Universe, Inc.*
4.1	2007 Stock Incentive Plan approved at the 2007 Annual Meeting of Stockholders.*
4.2	Form of Subscription Agreement to Purchase Common Stock of PC Universe, Inc. in connection with Private Placement.*
4.3	Form of Warrant issued to Sierra Equity Group, Ltd. and its assigns in connection with Private Placement.*
10.1	Employment Agreement by and between PC Universe, Inc. and Thomas M. Livia, dated May 14, 2007.*
10.2	Employment Agreement by and between PC Universe, Inc. and Gary Stern, dated September 8, 2007.*
10.3	Selling Agreement by and between PC Universe, Inc. and Sierra Equity Group, Ltd., dated March 27, 2007.*
10.4	Letter Amendment to Selling Agreement by and between PC Universe, Inc. and Sierra Equity Group, Ltd., dated April 2, 2007.*
10.5	Industrial Lease Agreement, dated as of May 11, 2001, by and between Teachers Insurance and Annuity Association of America, and PC Universe, Inc.*
10.6	First Amendment to Industrial Lease Agreement, dated as of October 30, 2006, by and between Teachers Insurance and Anuity Association of America, and PC Universe, Inc.*
10.7	Business Loan Agreement, dated August 2, 2004, in the principal amount of $500,000, executed by PC Universe, Inc., a Florida corporation, in favor of Gary S. Sylvan, Nominee.*
10.8	Substituted and Modified Promissory Note, dated September 19, 2005, in the principal amount of $500,000, executed by PC Universe, Inc., a Florida corporation, in favor of Gary S. Sylvan, Nominee.*
10.9	Commercial Security Agreement, dated as of August 2, 2004, by PC Universe, Inc. to and for the benefit of Gary S. Sylvan, Nominee.*
10.10	Amazon.com Merchant Partner Agreement++*
10.11	Registration Rights Letter Agreement addressed to Paul Harary, dated April 5, 2007.*
10.12	Stock Purchase Agreement by and between PC Universe, Inc. and Paul Harary, dated November 6, 2007 .*
10.13	Agreement for Wholesale Financing by and between PC Universe, Inc. and IBM Credit LLC, dated October 22, 2007.*
10.14	Forebearance Agreement and Notice of Continuing Default by and between PC Universe, Inc. and IBM Credit, LLC dated August 29, 2008.**
10.15	Settlement and Release Agreement by and between IBM Credit LLC and PC Universe, Inc., executed December 19, 2008.***
31.1	Co-Principal Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.2	Co-Principal Executive Officer and Principal Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
32	Co-Principal Executive Officers and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.

———————

++

Confidential Treatment of certain redacted portions of agreement has been requested and granted by the SEC.

*

Previously filed as exhibits to the Company’s registration statement on Form 10 filed with the Securities and Exchange Commission on September 11, 2007, as amended on November 16, 2007 and on January 3, 2008, and are incorporated herein by reference.

**

Previously filed as exhibits to the Company’s Current Report on Form 8-K filed September 4, 2008.

***

Previously filed as exhibits to the Company’s Current Report on Form 8-K filed December 29, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC UNIVERSE, INC.

Date: May 15, 2009
	By:	/s/ GARY STERN
Gary Stern, Chairman and Co-Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2009
	By:	/s/ THOMAS M. LIVIA
Thomas M. Livia, President, Co-Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Date: May 15, 2009
	By:	/s/ DEAN ROSENBACH
Dean Rosenbach

Date: May 15, 2009
	By:	/s/ VICTOR GRILLO
Victor Grillo

Date: May 15, 2009
	By:	/s/ RANDALL PAULFUS
Randall Paulfus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

PC Universe, Inc.

We have audited the accompanying balance sheet of PC Universe, Inc. as of December 31, 2008, and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit  includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PC Universe, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, during 2008 the Company had net losses and cash used in operations and its only line of credit which was financing its operations was terminated. As of December 31, 2008, the Company had no financing arrangements to provide cash for operations.  On December 19, 2008, the Company entered into an Asset Purchase Agreement with eMedia Management LLC (eMedia), whereby eMedia agreed to purchase and the Company agreed to sell substantially all of its assets comprising the web business of the Company.  The Company ceased all other operations other than activities to wind down the business.  The transaction with eMedia closed on April 30, 2009.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SALBERG & COMPANY, P.A.

Boca Raton, Florida

May 7, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

PC Universe, Inc.

We have audited the accompanying balance sheet of PC Universe, Inc. as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PC Universe, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.

Vienna, Virginia

March 31, 2008

PC UNIVERSE, INC.

BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,217	$2,040,029
Accounts receivable
(net of allowance of $121,985 and $37,212 for 2008 and 2007, respectively).
	291,050	1,544,939
Employee advances	—	862
Other receivables	18,662	51,138
Inventories (net of allowance for obsolete and slow-moving inventories of $277,397 and $25,000 for 2008 and 2007, respectively).	—	624,192
Prepaid expenses and deposits	47,855	115,060

Total current assets	417,784	4,376,220
PROPERTY AND EQUIPMENT, NET
Property and equipment	49,596	1,371,568
Less: accumulated depreciation and amortization	(49,596)	(592,042)
Property and equipment, net	—	779,526
Total assets	$417,784	$5,155,746

See notes to financial statements

PC UNIVERSE, INC.

BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Capital lease obligation	$21,101	$161,996
Accounts payable	537,310	1,061,004
Line of credit	—	2,128,269
Accrued expenses	1,156,504	621,935
Deferred revenue	—	35,138
Customer deposits	—	21,987
Total current liabilities	1,714,915	4,030,329
LONG-TERM DEBT
Capital lease obligation, less current portion	2,859	114,581
Total liabilities	1,717,774	4,144,910
COMMITEMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, par value $.001 per share, 20,000,000 shares authorized, and no shares issued and outstanding
	—	—
Common stock, par value $.001 per share, 200,000,000 shares authorized, 43,592,383 and 38,481,980 shares issued and outstanding, respectively

	43,592	38,482
Additional paid-in capital	2,475,528	2,334,130
Treasury Stock (0 and 2,046,334 shares, respectively, at cost)	—	(150,000)
Accumulated (deficit) earnings	(3,819,110)	(1,211,776)
Total stockholders’ equity (deficiency)	(1,299,990)	1,010,836
Total liabilities and stockholders’ equity (deficiency)	$417,784	$5,155,746

See notes to financial statements

PC UNIVERSE, INC.

STATEMENTS OF OPERATIONS

Years ended December 31, 2008 and 2007

	2008	2007
Net sales and services	$20,762,800	$34,635,398

Cost of sales and services	18,905,806	30,597,279

Gross profit	1,856,994	4,038,119

Selling and advertising expenses	1,416,034	2,281,046
Provision for doubtful accounts	164,665	96,835
Impairment expense	247,342	—
Gain on sale of assets	(231,844)	—
Gain on salary forgiveness	(67,250)	—
General and administrative expenses	2,997,164	2,982,746

Total operating expenses	4,526,111	5,360,627

Income (loss) from operations	(2,669,117)	(1,322,508)

Other income (expenses)
Interest expense	(27,143)	(49,258)
Interest income	7,906	47,711
Miscellaneous income	81,020	2,487

Total other income (expenses)	61,783	940

Loss before income taxes	(2,607,334)	(1,321,568)

Total benefit for income taxes	—	45,426

NET LOSS	$(2,607,334)	(1,276,142)

Weighted average - number of common shares outstanding
Basic	41,273,673	36,723,316

Diluted	41,273,673	36,723,316

Net loss per common share
Basic	$(0.06)	$(0.03)

Diluted	$(0.06)	$(0.03)

See notes to financial statements

PC UNIVERSE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

Years ended December 31, 2008 and 2007

	Preferred stock		Common stock		Additional paid-in capital	Treasury Stock		Accumulated earnings (deficit)	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2006	—	$—	33,612,950	$33,613	$200,387	—	—	$64,366	$298,366

Issuance of common stock for cash through a private placement	—	—	3,393,334	3,393	2,541,607	—	—	—	2,545,000
Stock issued for services	—	—	24,500	25	12,875	—	—	—	12,900
Private placement offering costs	—	—	1,400,000	1,400	(524,764)	—	—	—	(523,364)
Issuance of common stock in exchange for accrued interest on debt	—	—	51,196	51	41,930	—	—	—	41,981
Stock based compensation	—	—	—	—	62,095	—	—	—	62,095
Treasury stock purchased at cost	—	—	—	—		(2,046,334)	(150,000)	—	(150,000)
Net loss	—	—	—	—	—	—	—	(1,276,142)	(1,276,142)

Balance, December 31, 2007	—	—	38,481,980	38,482	2,334,130	(2,046,334)	(150,000)	(1,211,776)	1,010,836

Stock issued for services	—	—	351,609	351	27,649	—	—	—	28,000
Stock based compensation	—	—	266,666	267	15,727	—	—	—	15,994
Stock option expense	—	—	—	—	20,561	—	—	—	20,561
Issuance of common stock through a private placement	—	—	6,538,462	6,538	418,462	—	—	—	425,000
Private Placement offering costs	—	—	—	—	(193,047)	—	—	—	(193,047)
Treasury Stock retirement	—	—	(2,046,334)	(2,046)	(147,954)	2,046,334	150,000	—	—
Net loss	—	—	—	—	—	—	—	(2,607,334)	(2,607,334)

Balance, December 31, 2008	—	$—	43,592,383	$43,592	$2,475,528	—	$—	$(3,819,110)	$(1,299,990)

See notes to financial statements

PC UNIVERSE, INC.

STATEMENTS OF CASH FLOWS

Years ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net loss	$(2,607,334)	$(1,276,142)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Non-cash interest expense	—	22,546
Depreciation and amortization	227,641	224,655
Impairment of long-lived assets	247,342	—
Provision for doubtful accounts	164,665	96,835
Provision for obsolete or slow-moving inventories	252,397	20,796
Deferred income taxes	—	(46,307)
Stock based compensation	48,561	62,095
Stock issued for services	15,994	12,900
(Increase) decrease in operating assets
Accounts receivable	1,089,224	1,970,960
Employee advances	862	7,096
Other receivables	32,476	(30,867)
Inventories	371,795	61,555
Prepaid expenses and deposits	67,206	(24,829)
Increase (decrease) in operating liabilities
Accounts payable	(523,694)	(846,220)
Accrued expenses	534,569	487,005
Deferred revenue	(35,138)	35,138
Customer deposits	(21,987)	(151,542)

Total adjustments	2,471,912	1,901,716

Net cash provided by (used in) operating activities	(135,422)	625,574

See notes to financial statements

PC UNIVERSE, INC.

STATEMENTS OF CASH FLOWS

Years ended December 31, 2008 and 2007

	2008	2007

Cash flows from investing activities
Purchases of property and equipment	(270,922)	(614,142)
Proceeds from disposal of fixed assets, net	575,465	—
Advances to (from) officers, net	—	15,035

Net cash provided by (used in) investing activities	304,543	(599,107)

Cash flows from financing activities
Proceeds from equity offering	425,000	2,545,000
Offering costs	(193,047)	(523,364)
Purchase of treasury stock	—	(150,000)
Proceeds from capital lease obligations	—	240,655
Repayment on capital lease obligations	(252,617)	(64,358)
Payments on note payable	—	(549,849)
Proceeds from revolving lines of credit	13,351,047	34,524,331
Repayments of revolving lines of credit	(15,479,316)	(34,935,052)

Net cash provided by (used in) financing activities	(2,148,933)	1,087,363

NET INCREASE (DECREASED) IN CASH AND CASH EQUIVALENTS
	(1,979,812)	1,113,830

Cash and cash equivalents, beginning	2,040,029	926,199

Cash and cash equivalents, ending	$60,217	$2,040,029

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,143	$76,560
Cash paid for taxes	$600	$800

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

See notes to financial statements

PC UNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 1 - DESCRIPTION OF BUSINESS AND GOING CONCERN

Description of Business

PC Universe, Inc. was formed under the laws of the State of Nevada and in June 2006, merged with PC Universe, Inc. (the old Company), a Florida corporation. The corporation was a direct marketer of multi brand computers and related technology and services primarily through the Internet throughout the United States.

On December 19, 2008 the Company executed an  asset purchase agreement with eMedia Management LLC, a Delaware limited liability company (eMedia), whereby the Company  sold its web-based business and related assets including the Company’s customized web stores for customers through Internet portals at www.pcuniverse.com and www.patriotpc.us. along with certain  liabilities that  were assumed. The Company ceased all other operations other than activities to wind down the business.  In accordance with the requirements in SFAS 141 "Business Combinations" the Company designated an effective date of the sale as December 19, 2008 since all consideration between the seller and buyer had been exchanged, effective control was transferred pursuant to a written agreement, and that written agreement was approved by the Board of Directors and stockholders of the Company and by the manager and the members of the buyer.  The sale price was $500,000 cash plus the assumption of certain liabilities. The sale legally closed on April 30, 2009.   The following table summarizes the gain on sale:

Creditor payments made or assumed by buyer	$416,410
Cash received by Company	83,590
Lease and other obligations assumed by buyer	102,045
Book value of assets sold	(400,517)
Gain of sale of assets	$201,528

Going Concern and Management’s Plans

The financial statements have been prepared assuming that the Company will continue as a going concern. During 2008 the Company had net losses and cash used in operations and its only line of credit with IBM which was financing its operations was terminated (See Note 3).  As of December 31, 2008, the Company had no financing arrangements to provide cash for operations.  On December 19, 2008, the Company entered into an Asset Purchase Agreement with eMedia, whereby eMedia agreed to purchase and the Company agreed to sell substantially all of its assets comprising the web business of the Company including the Company’s customized web stores for customers through Internet portals at www.pcuniverse.com and www.patriotpc.us. The Company ceased all other operations other than activities to wind down the business. The transaction with eMedia Management closed on April 30, 2009.

These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from its inability to continue as a going concern.

Management's  plans to cease operations started on December 19, 2008 and continued into early 2009 by disposing of all remaining assets of the company and settling with remaining creditors.  Management intends on merging the inactive Company with another operating company (See Note 10).

PC UNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents represent highly liquid investments with original maturities of three months or less at the date of purchase.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical collection experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

As of December 31, 2008 and 2007, accounts receivable in the amount of $0 and $1,262,870 were pledged as collateral in connection with the line of credit (see Note 3).

Inventories and Vendor Concentrations

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventories consist entirely of finished goods which are primarily computers and related software and equipment.

The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  During 2008  the Company charged $252,397 to cost of sales and services as obsolete inventory.

The Company bought a significant portion of its products from 4 suppliers. Purchases from Tech Data, Ingram Micro, Synnex and SED represented 33.1%, 27.1%, 10.7% and 2.7%, respectively, of total product purchases in 2008.  Purchases from Tech Data, Ingram Micro, Synnex and SED represented 40.2%, 16.7%, 9.5% and 7.6%, respectively, of total product purchases in 2007. No other vendor supplied more than 10.0% of total product purchases in 2008 or 2007. Although there are a limited number of manufacturers, the Company believes that other suppliers could provide similar products if its relationship with any of these suppliers were interrupted.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three to ten years. Leasehold improvements are amortized over the lease term or estimated useful life. Depreciation expense on equipment obtained under capital lease obligations is included with depreciation expense for similar types of equipment. Improvements or major renewals that extend the useful lives of the respective assets are capitalized, while expenditures for maintenance and repairs are expensed as incurred. Depreciation expense, which is included in general and administrative expenses, amounted to $227,641 and $224,655 during 2008 and 2007, respectively.

PC UNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

Property and equipment consists of the following:

	December 31,
	2008	2007

Computer equipment	$—	$371,301
Web site development costs	—	543,335
Motor vehicles	—	110,134
Software	—	228,860
Office furniture & equipment	3,600	64,639
Leasehold improvements	44,753	44,753
Warehouse equipment	1,243	8,546
	49,596	1,371,568
Less: Accumulated depreciation and amortization	(49,596)	(592,042)
Total property and equipment, net	$—	$779,526

During 2008 the Company either terminated capital leases or sold fixed assets resulting in a net gain of $30,316 which is included in the gain on sale of assets in the accompanying statement of operations.  In December 2008, the company sold fixed assets with a book value of $400,517 ($767,448 of fixed assets with accumulated depreciation of $366,931) as part of its asset sale to eMedia (see Note 1).  Subsequent to year ended December 31, 2008, the remaining assets as presented in the above table consisting of leasehold improvements, office furniture and equipment, and warehouse equipment were abandoned.

Web Site Development Costs

The Company capitalized eligible costs associated with software developed or obtained for internal use in accordance with AICPA Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, and with Emerging Issues Task Force (“EITF”) No. 00-02, “Accounting for Web Site Development Costs”. Accordingly, the Company expensed all costs that relate to the planning and post implementation phases. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, generally three years. Costs associated with minor enhancements and maintenance for the Company’s website are expensed as incurred.   In 2008, the company charged $247,342 as impairment expense against the web site development costs.

Long Lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

Deferred Rent

The Company recognized rent expense, including the effects of lease incentives or abatements, on a straight-line basis over the term of each lease.

PC UNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

Income Taxes

Prior to June 1, 2006 the Company had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code and therefore was not subject to income taxes. Taxable income or loss was passed through and reported by the individual shareholders. Subsequent to the reverse merger in 2006 the Company was reorganized as a C corporation under which income taxes are accounted for under the asset and liability method in accordance with SFAS 109 “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Amounts collected from customers, which under common trade practices are referred to as sales taxes, are and have been recorded on a net basis. We have no intention of modifying this accounting policy. Therefore, the adoption of EITF 06-03 did not have any effect on our financial statements.

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

The majority of the Company’s revenue is from sales of tangible products and is recognized on a gross basis. Sales are reported net of sales, use or other transaction taxes that are collected from the customers and remitted to taxing authorities. Sales are reported net of returns and allowances in accordance with the provisions of SFAS No. 48 "Revenue Recognition When Right of Return Exists." The Company has demonstrated the ability to make reasonable and reliable estimates of product returns based on historical experience. Additionally, we offer limited return rights within 30 days on our product sales. We have demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience. If actual credits were to deviate significantly from our estimates, our results of operations could be adversely affected.  The Company has recorded no allowances for sales returns at December 31, 2008 and 2007, respectively. In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", shipping and handling fees billed to customers are recorded as sales and the related freight costs as a cost of sales.

The Company recognizes revenue on a gross basis for drop-shipments from its distributors and vendors, in accordance with EITF No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent". The Company has full latitude in establishing price with the customer, selecting its distributors and vendors, and is obligated to compensate the distributors and vendors for regardless of whether the customer accepts the product and the Company bears credit risk; therefore, these revenues are recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales.

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

PC UNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

The Company is involved in revenue sharing arrangements with its online partners where the consumer purchases products using sites hosted by the online partner. Revenue is effectively allocated to each partner based on the percentage of sales at each site. The allocated revenue is shared according to merchant partner agreements.  Revenue was recorded at gross amounts and merchant partner payments are recorded in cost of sales, pursuant to the provisions of EITF No. 99-19.

Technical services revenue is recognized upon completion and invoiced after performance.

We defer revenue for the TechPoints program, a customer loyalty program. TechPoints must be redeemed to be converted to an award of a particular product on our web sites. TechPoints cannot be redeemed for cash but may be used as a discount off a customer’s future purchase. Currently, TechPoints expire one year after issuance, but the expiration period is subject to change.  At December 31, 2008, the Company had no deferred revenue for TechPoints.   At December 31, 2007, we included $35,138 in deferred revenue. The Company accounts for its customer loyalty program (“TechPoints”) in accordance with EITF 00-22, “Accounting for ’Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” Generally, this program offers customers a percentage dollar discount on future merchandise purchases within stated redemption periods based upon specified levels of merchandise in a current transaction.

The Company accounts for cash received from customers as prepayments for future products or services as deferred revenue. The Company recognizes revenue associated with those cash receipts in accordance with the above policies.

During 2008, in accordance with EITF 01-9, $197,090 of cooperative advertising costs were charged against revenues.

Cost of Sales and Services

Components of cost of sales and services include the purchase price of products and services, interest costs of $2,571 related to inventory purchases, inbound and outbound shipping charges, revenue sharing payments and direct payroll costs

Selling and Advertising Expense

Components of selling and advertising expenses include marketing costs, advertising costs, salesperson and marketing payroll, commission expense, credit card fees and internet charges. The Company expenses advertising costs as incurred. Total advertising expenses for the years ended December 31, 2008 and 2007 amounted to $102,338 and $144,585, respectively.

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

	2008	2007
Gross advertising expense	$102,338	$144,585
Gross advertising reimbursements	—	—
Advertising expense	$102,338	$144,585

PC UNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

Stock-based compensation expense is recorded in cost of sales and services, selling and advertising or general and administrative expenses depending on the classification of the related employee’s payroll cost. Total stock-based compensation expense for stock options recognized in the statements of operations for the years ended December 31, 2008 and 2007 was $20,561 and $62,095, respectively.

A summary of compensation expense related to stock options for the year ended December 31, 2008 and 2007 is as follows:

	2008	2007
Employees	$9,458	$58,698
Non-employees	11,103	3,397

Total compensation expense	$21,561	$62,095

Cost of sales and services	$—	$—
Selling and advertising	—	—
General and administrative	20,561	62,095

Total compensation expense	$20,561	$62,095

Net Loss Per Share

Basic and diluted net loss per share are presented in conformity with SFAS No. 128, “Earnings per Share,” for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture.

PC UNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

The Company has excluded all outstanding stock options and warrants from the calculation of basic and diluted net loss per share because these securities are anti-dilutive for all years presented. Securities that could potentially dilute basic net loss per share in the future, and that were not included in the calculation of diluted net loss per share, are as follows:

	December 31,
	2008	2007

Outstanding stock options	1,386,000	1,567,500
Warrants	3,602,564	333,334

Total potential common shares excluded from diluted net loss per share computation	4,988,564	1,900,834

Concentrations of Credit Risk and Other Concentrations

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

The Company maintained an affiliate partner program with Amazon.com, in which, Amazon.com facilitated the order process and batched orders and payment together.  No end user purchased more than 10% of the Company’s overall revenues but revenue attributed to the Amazon.com relationship was 33.6% in 2008 and 26.3% in 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates as of December 31, 2008 includes the allowance for doubtful accounts, the deferred taxes and valuation allowance on deferred tax assets and estimates of liabilities related to legal actions and sales tax assessments against the Company.

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

PC UNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

Segment Reporting

The Company operated in one business segment as a direct marketer of multi brand computers and related technology and services primarily through the Internet throughout the United States of America.

Reclassification

Certain reclassifications of the 2007 amounts have been made to conform to the fiscal year 2008 presentation. Such reclassifications had no effect on shareholders’ equity or net loss as previously reported.

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

In June 2008, the Financial Accounting Standards Board (FASB) issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings per Share”. The Company’s unvested share-based payment awards are not eligible to receive dividends; therefore EITF 03-06-1 will not have any impact on the Company’s financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” which the Company adopted as of April 1, 2008, in cases where a market is not active.  The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of September 30, 2008, and the impact was not material.

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

PC UNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

NOTE 3 – LINE OF CREDIT

The Company had a secured line of credit of up to $4.0 million with IBM Credit, LLC. The line of credit bore a per annum interest rate at the Prime Rate, as defined in the agreement, plus 0.00%. The line of credit was secured by accounts receivable and inventory.

The agreement with IBM Credit contained financial covenants pertaining to the maintenance of tangible net worth and debt to equity ratio and a 45 to 90 day financial reporting requirement. At December 31, 2007, the Company did not meet the tangible net worth and the net income as a percent of sales covenants. On March 20, 2008, the Company received notice from IBM Credit that the Company was out of compliance with one or more of the financial performance covenants set forth in the IBM Credit Agreement and was in default. IBM stated in the notice of default that it has not determined whether action will be taken as a result of this default; however, the Financing Agreement provides that upon the occurrence and during the continuance of an event of default, IBM, in addition to

PC UNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

any other rights and remedies contained in the Financing Agreement, is entitled to (i) exercise any or all rights it has as a secured party under applicable law; (ii) cease making financial accommodations or extending any additional credit to the Company; and (iii) may, at any time at IBM’s election, without notice or demand to the Company, declare the Company’s obligations under the Financing Agreement to be immediately due and payable.

On August 29, 2008, the Company entered into a Forbearance Agreement and Notice of Continuing Default (the “Forbearance Agreement”) with IBM. Under the Forbearance Agreement, IBM had agreed to forbear from exercising certain remedies available under the Financing Agreement for events of default provided that we comply with the terms and conditions as set forth in the Forbearance Agreement.  Our failure to comply with any of the foregoing covenants within the time frames set forth above would constitute an immediate Event of Default under the Financing Agreement and a default under the Forbearance Agreement. In addition, the Forbearance Agreement further provides that effective August 29, 2008, the credit line under the Financing Agreement was reduced to $950,000.

On October 15, 2008 the credit line, the Forbearance Agreement and the Financing Agreement terminated. On such date, all of our obligations under the Financing Agreement were immediately due and payable in their entirety, even if they were not yet due under their terms.

As of December 31, 2008, all obligations to IBM were paid in their entirety.

NOTE 4 –COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and office equipment under non-cancelable operating lease agreements with various renewal options. Future minimum lease payments may be periodically adjusted based on changes in the lessors’ operating charges. Rent expense for the years ended December 31, 2008 and 2007 was $327,586 and $186,457, respectively.  (see litigation below)

The Company was obligated to one lessor for $23,960 as of December 31, 2008 for certain equipment and software under three lease agreements which are capitalized using the interest rates appropriate at the inception of the lease.  Subsequent to year ended December 31, 2008, these leases were terminated and the obligation was settled for $5,143 resulting in a gain on settlement of approximately $19,000 in 2009.  The related assets were transferred to eMedia as part of the sale of assets (see Note 1).

Employment Agreements

The Company has entered into employment agreements with certain members of management. These agreements specify minimum annual salaries as well as objective-based performance bonus amounts to be paid over the next year.

Litigation

The Company is involved with litigation in the normal course of business.

The landlord for the Company's former corporate offices has filed a lawsuit against the Company, seeking damages of approximately $183,000.  This potential amount has been fully accrued.

A leasing company has filed a lawsuit against the Company for approximately $68,000 of which amounts have been accrued as of December 31, 2008.

During August, 2007, the Company filed an action against three of our former employees and a Florida corporation established by such employees in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County,

PC UNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

Florida for certain claims including breach of contract, breach of fiduciary duty, misappropriation, tortious interference with business relationships, civil conspiracy and violations of the Florida Uniform Trade Secrets Act and also requested a permanent injunction enjoining the employees from their continued alleged wrongful conduct. We asserted in the complaint that certain former employees conspired to resign from the Company and then began to directly compete with us in the same territories and for the same customers by incorporating, selling products and recruiting employees for a direct competitor of ours. On September 6, 2007, the defendants filed a counterclaim against us alleging that we breached the employment contracts of two of the defendants and tortiously interferred with certain of the defendants business relationships. We intend to vigorously defend against the counterclaims. Management is unable to determine the outcome of the lawsuit at this time, or estimate the probability of prevailing in connection with the request for an injunction or on the merits of these claims.

California Sales Tax Audit

In January 2008, the Company was notified by California’s Board of Equalization (the Board) of the Board’s intent to audit the business operations relating to sales of our products in California back to January 1, 2005. As of December 31, 2008 the Company has included in General and Administrative expenses, and as an accrued liability $654,128 in back sales tax, interest and penalty the Board has levied against the Company.  The Company still has the appeal process open to appeal the audit findings.

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2008, the Board of Directors had not prescribed any preferences, rights or limitations on preferred stock or issued any options. No preferred stock has been subscribed or issued.

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

PC UNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

On August 6, 2008, the Company issued 266,666 shares of restricted common stock to the Co-CEO’s in lieu of accrued salary of $83,250.  The shares were valued at their quoted trade price of $0.06 or approximately $15,994 resulting in a gain on salary forgiveness of $67,250.

On August 12, 2008, the Company entered into a Unit Subscription Agreement with accredited investors and subsequently issued 4,134,616 shares of restricted common stock and 2,067,308 5-year warrants with an exercise price of $0.10 per share at a per Unit price of approximately $0.065 for a total payment of $268,750. The Company’s selling agent, Allen, Goddard, McGowan, Pak & Partners, LLC for their selling agency commission under a selling agreement, received a cash payment of $34,938.

On August 18, 2008, the Company entered into a Unit Subscription Agreement with accredited investors and subsequently issued 2,403,846 shares of restricted common stock and 1,201,923 5-year warrants with an exercise price of $0.10 per share at a per Unit price of approximately $0.065 for a total payment of $156,250. The Company’s selling agent, Allen, Goddard, McGowan, Pak & Partners, LLC for their selling agency commission under a selling agreement, received a cash payment of $17,813.

Other costs of the above offering which have been charged against the proceeds to additional paid-in capital were $140,296 and include primarily legal fees.

In March, May and August 2008, the Company granted for services rendered 49,524, 143,750 and 158,335 common shares, respectively, of restricted common stock to certain members of the Board of Directors.  The shares were valued at their quoted trade prices of the grant dates resulting at an average per share price of $0.0768 for a total value of $28,000.

Stock Options

In 2007, the Company adopted a Stock Incentive Plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to key employees, non-employee directors, consultants and others. The Plan authorized grants of options to purchase up to 4,000,000 shares of authorized but un-issued common stock. Stock options are granted with an exercise price not less than the stock’s fair market value at the date of grant. All stock options granted have terms not to exceed ten years. The number of shares granted, vesting period, and price per share are determined by the Board of Directors. Stock options generally vest over one to five years per vesting schedule. At December 31, 2008, there were 2,614,000 shares available for future grant under the Plan.

Included in the Plan are options granted to our Board of Directors.  In 2007, the Company has granted options to purchase 75,000 shares to its Board of Directors.  In 2008, the Company granted options to purchase 25,000 shares to one new member of the Board of Directors.

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

PC UNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

The weighted average grant date fair value of options granted in 2008 was $0.06. The fair value of each option is estimated on the grant of date using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted during the years ended December 31, 2008 and 2007:

	2008	2007
Expected dividend yield	0.0%	0.0%
Expected stock volatility	219%	166%
Risk-free interest rate	2.6%	4.2%
Expected term (in years)	5	5
Forfeiture rate	0.0%	0.0%

The compensation expense that has been recognized in the statements of operations for the Company’s stock option plans for the year ended December 31, 2008 was $20,561 and December 31, 2007 was $62,095. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

Stock option activity under the Plan, relating to qualified and nonqualified options during the years ended December 31, 2008 and 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value

Outstanding at December 31, 2006	—	—	—	—
Granted	1,667,500	$0.375	1.37	—
Exercised	—	—	—	—
Forfeited	(100,000)	$0.375	0.28	—
Expired	—	—	—	—
Outstanding at December 31, 2007	1,567,500	$0.375	1.44	—
Granted	1,715,000	$0.067	6.10	—
Exercised	—	—	—	—
Forfeited	(1,896,500)	$0.263	0.61	—
Expired	—	—	—	—
Outstanding at December 31, 2008	1,386,000	$0.147	3.71	—
Exercisable at December 31, 2008	281,000	$0.375	0.46	—

The total net fair value of stock options vested was $20,561 and $60,095 in 2008 and 2007, respectively. As December 31, 2008, the total remaining unrecognized compensation cost related to unvested stock options was $66,600 and is expected to be recognized over a weighted average period of 4.03 years.

A summary of non-vested stock options during 2008 is as follows:

Non-Vested at December 31,2007	1,567,500
Granted	1,715,000
Exercised	—
Forfeited	(2,177,500)
Expired	—
Non-Vested at December 31, 2008	1,105,000

In December 2008 several employees were terminated without severance resulting in 261,000 options that will expire in 90 days from the employee termination date.

PC UNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

Warrants to Purchase Common Stock

The following table summarizes the Company’s warrant activity:

		Warrants outstanding
	Number of Shares	Exercise Price Range	Weighted Average Exercise Price

Grants	333,333	$0.75	$0.75
Exercises	—	—	—
Cancellations	—	—	—

December 31, 2007	333,333	$0.75	$0.75
Grants	3,269,231	$0.10	$0.10
Exercises	—	—	—
Cancellations	—	—	—

December 31, 2008	3,602,564	$0.16	$0.16

The 3,269,231 warrants granted were issued as part of the sale of units.  (see Common Stock sale above).

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has advances to its employees of $0 and $862 at December 31, 2008 and 2007. The advances, which bear interest no interest, were unsecured and repaid through payroll deductions

Refer to Note 5 for a discussion of common stock activity with related parties.

NOTE 7 - INCOME TAXES

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

Income tax benefit (provision) consists of the following as of December 31:

	2008	2007

Current	$—	$—
Deferred	—	45,426
Total	$—	$45,426

PC UNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company has recognized a full valuation allowance against the deferred tax assets because the Company has determined that it is more likely than not that sufficient taxable income will not be generated during the carry-forward period available under the tax law to utilize part or all of the deferred tax assets. The valuation allowance for deferred taxes increased $1,124,922 during the year ended December 31, 2008. Significant components of the Company’s net deferred tax assets were as follows:

	2008	2007

Deferred Tax assets:
Inventory	$104,571	$9,504
Allowance for doubtful accounts	45,903	14,003
Like-kind exchange	5,254	—
Non-Qualified Stock Options	1,713	857
Net operating loss carry-forward	1,217,314	433,122

Deferred tax assets	1,374,755	457,486

Deferred Tax Liabilities:
Other	(5,255)	(5,254)
Depreciation and amortization	—	(34,602)

Deferred tax liabilities	(5,255)	(39,856)

Valuation allowance	(1,369,500)	(417,630)

Net Deferred Tax Asset (Liability)	$—	$—

As of December 31, 2008, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $3,235,000, which will expire at various dates through 2028. The Company may be deemed to have experienced changes in ownership which may impose limitations on its ability to utilize net operating loss carry-forwards under Section 382 of the Internal Revenue Code.

A reconciliation of the effective income tax rate on income before taxes with the federal statutory rate as follows:

	2008	2007

Statutory rate	34.00%	34.00%
State income tax, net of federal benefit	3.63%	3.63%
Permanent Differences	-0.27%	-1.28%
Other	—	—
Valuation allowance	-37.36%	-36.35%

Effective tax rate	-37.63%	-37.63%

The Company adopted the provisions of FIN48 on January 1, 2007. The implementation of FIN48 had no material impact on our financial position. The Company had no material unrecognized tax benefits as of January 1, 2007 or December 31, 2007. The Company does not expect any significant changes in the total amount of unrecognized tax benefits within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, the Company had no accrued interest or penalties related to unrecognized tax benefits. The Company is subject to federal income tax and Florida state taxes. Tax years ending on December 31, 2006 through December 31, 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

PC UNIVERSE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 8 - RETIREMENT PLANS

The Company offers a 401(k) plan that allows all full time employees to contribute to the plan. All full-time employees are eligible to make participation elections after 6 months of service to the Company. The plan allows for discretionary Company contributions. In 2008 and 2007, there were no discretionary Company contributions made to the plan.

NOTE 9 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accrued expenses consisted of the following:

	December 31,
	2008	2007

Accrued officer compensation	$138,750	$45,883
Customer credits	77,083	228,467
Rent litigation accrual (2008) Deferred rent (2007)	183,379	14,218
Accrued legal and accounting	16,525	174,063
Sales tax payable	664,352	79,435
Lease litigation	67,730	--
Other	8,685	56,768
Accrued revenue sharing fees	—	23,010
	$1,156,504	$621,935

NOTE 10 - SUBSEQUENT EVENTS

On April 30, 2009, the Company legally closed on its Asset Purchase Agreement with eMedia Management LLC, a Delaware limited liability company whereby eMedia agreed to purchase and the Company agreed to sell substantially all of its assets comprising the web business of the Company including the Company’s customized web stores for customers through Internet portals at www.pcuniverse.com and www.patriotpc.us.  (see Note 1)