Form 10-Q
period 2009-03-31
PC UNIVERSE INC
filed 2009-05-20
CIK 1124802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

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

9605 Parkview Ave, Boca Raton, FL 33428

(Address of Principal Executive Office) (Zip Code)

(561) 504-9746

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
Accelerated filer ☐	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☒  No ☐

There were 43,592,383 shares of our Common Stock, par value $0.001 per share (the “Common Stock”), outstanding on May 15, 2009.

PC UNIVERSE, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

1

Balance Sheets March 31, 2009 (unaudited) and December 31, 2008

1

Statements of Operations Three Months Ended March 31, 2009 and 2008 (unauditd)

3

Statement of Stockholders’ Equity (Deficit) Three Months Ended March 31, 2009 (unaudited)

4

Statements of Cash Flows Three Months Ended March 31, 2009 and 2008 (umaudited)

5

Notes to Financial Statements (unaudited)

7

Item 2.    Management Discussion and Analysis of Financial Condition and Results of Operations

12

Item 4t.   Controls and Procedures

18

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

19

Item 1a.  Risk Factors

19

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

19

Item 3.    Defaults upon Senior Securities.

19

Item 4.    Submission of Matters to a Vote of Securityholders.

19

Item 5.    Other Information.

19

Item 6.    Exhibits

19

Signatures

20

Exhibit Index

21

Ex-31.1 Section 302 Certification of Co-Principal Executive Officer

Ex-31.2 Section 302 Certification of Co-Principal Executive Officer

Ex-31.3 Section 302 Certification of Principal Financial Officer

Ex-32 Section 906 Certification of Co-Principal Executive Officers and Principal Financial Officer

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

PC Universe, Inc.

BALANCE SHEETS

March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$21,847	$60,217
Accounts receivable
(net of allowance of $87,269 and $121,985 for March 31, 2009 and December 31, 2008, respectively)
	38,214	291,050
Other receivables	—	18,662
Prepaid expenses and deposits	38,296	47,855
Total current assets	98,357	417,784
PROPERTY AND EQUIPMENT, NET
Property and equipment	—	49,596
Less: accumulated depreciation and amortization	—	(49,596)
Property and equipment, net	—	—
Total assets	$98,357	$417,784

See accompanying notes to financial statements

PC Universe, Inc.

BALANCE SHEETS

March 31, 2009 and December 31, 2008

(Continued)

	March 31, 2009	December 31, 2008
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Capital lease obligation	$—	$21,101
Accounts payable	179,361	537,310
Accrued expenses	1,217,428	1,156,504
Total current liabilities	1,396,789	1,714,915
LONG-TERM DEBT
Capital lease obligation, less current portion	—	2,859
Total liabilities	1,396,789	1,717,774
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $.001 per share, 20,000,000 shares authorized, and no shares issued and outstanding
	—	—
Common Stock, par value $.001 per share, 200,000,000 shares authorized, issued and outstanding 43,592,383 and 43,592,383 shares, respectively

	43,592	43,592
Additional paid-in capital	2,484,655	2,475,528
Accumulated deficit	(3,826,679)	(3,819,110)
Total stockholders’ equity (deficit)	(1,298,432)	(1,299,990)
Total liabilities and stockholders’ equity (deficit)	$98,357	$417,784

See accompanying notes to financial statements

PC Universe, Inc.

STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008

	Three Months Ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)

Sales and services, net of returns	$(14,771)	$7,256,620

Cost of sales and services	15,812	6,669,697

Gross margin	(30,583)	586,922

Selling and advertising expenses	41,692	476,966
Provision for doubtful accounts	(35,021)	1,490
General and administrative expenses	268,111	630,964

Total operating expenses	274,782	1,109,420

Loss from operations	(305,365)	(522,498)

Other income (expense)
Interest expense	(187)	(4,710)
Gain on sale of asset	4,000	—
Gain on settlement of debt	289,083	—
Miscellaneous income	4,900	8,437

Total other income, net	297,796	3,727

NET INCOME (LOSS)	$(7,569)	$(518,771)

Weighted average - number of common shares outstanding
Basic	43,592,383	38,494,880

Diluted	43,592,383	38,494,880

Net income (loss) per common share
Basic	$0.00	$(0.01)

Diluted	$0.00	$(0.01)

See accompanying notes to financial statements

PC Universe, Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Three Months Ended March 31, 2009

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2008	—	$—	43,592,383	$43,592	$2,475,528	$(3,819,110)	$(1,299,990)

Stock option expense	—	—	—	—	9,127	—	9,127
Net loss	—	—	—	—	—	(7,569)	(7,569)

Balance, March 31, 2009	—	$—	43,592,383	$43,592	$2,484,655	$(3,826,679)	$(1,298,432)

See accompanying notes to financial statements

PC Universe, Inc.

STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2009 and 2008

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(7,569)	$(518,771)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	—	61,294
Gain on settlement of liabilities	(289,083)	—
Provision for doubtful accounts	(35,021)	1,490
Stock based compensation	9,127	53,602
Stock issued for services	—	7,000
(Increase) decrease in operating assets
Accounts receivable	287,857	122,277
Employee advances	—	562
Other receivables	(19,634)	48,047
Inventories	—	273,253
Prepaid expenses and deposits	47,855	1,793
Increase (decrease) in operating liabilities
Accounts payable	(68,866)	(319,746)
Accrued expenses	60,924	(131,676)
Deferred revenue	—	(4,058)
Customer deposits	—	(15,740)

Total adjustments	(6,841)	98,098

Net cash used in operating activities	(14,410)	(420,673)

See accompanying notes to financial statements

PC Universe, Inc.

STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2009 and 2008

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from investing activities
Purchases of property and equipment	—	(39,039)

Net cash used in investing activities	—	(39,039)

Cash flows from financing activities
Repayment on capital lease obligations	(23,960)	(31,105)
Proceeds from revolving lines of credit	—	4,179,153
Repayments of revolving lines of credit	—	(4,671,896)

Net cash (used in) provided by financing activities	(23,960)	(523,848)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
	(38,370)	(983,560)

Cash and cash equivalents, beginning	60,217	2,040,029

Cash and cash equivalents, ending	$21,847	$1,056,469

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$4,710

See accompanying notes to financial statements

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein for the three month periods ended March 31, 2009 and 2008 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2008 is derived from the Annual Report on Form 10-K for the year ended December 31, 2008 of PC Universe, Inc., a Nevada corporation (“we,” “our” and the “Company”), as filed with the Securities Exchange Commission (“SEC”) on May 15, 2009. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The financial statements have been prepared assuming that the Company will continue as a going concern. During 2008 the Company had net losses and cash used in operations and its only line of credit with IBM which was financing its operations was terminated.  During the three Months ended March 31, 2009 the Company used cash in operations. As of December 31, 2008, the Company had no financing arrangements to provide cash for operations. On December 19, 2008, the Company entered into an Asset Purchase Agreement with eMedia Management LLC (eMedia), whereby eMedia agreed to purchase and the Company agreed to sell substantially all of its assets comprising the web business of the Company including the Company’s customized web stores for customers through Internet portals at www.pcuniverse.com and www.patriotpc.us. The Company ceased all other operations other than activities to wind down the business. The transaction with eMedia closed on April 30, 2009.

These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from its inability to continue as a going concern.

Management's  plans to cease operations started on December 19, 2008 and continued into early 2009 by disposing of all remaining assets of the company and settling with remaining creditors.  Management intends on merging the inactive Company with another operating company.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates as of March 31, 2009 includes the allowance for doubtful accounts, the deferred taxes and valuation allowance on deferred tax assets and estimates of liabilities related to legal actions and sales tax assessments against the Company.

Concentrations of Credit Risk and Other Concentrations

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

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

We have excluded all outstanding stock options and warrants from the calculation of basic and diluted net loss per share because these securities are antidilutive for all years presented. Securities that could potentially dilute basic net loss per share in the future, and that were not included in the calculation of diluted net loss per share, are as follows:

	March 31,
	2009	2008
Outstanding stock options	1,125,000	1,267,500
Warrants	3,602,564	333,334
Total potential common shares excluded from diluted net loss per share computation	4,727,564	1,600,834

Reclassifications

Certain reclassifications of prior period’s balances have been made to conform to the fiscal year 2009 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” which the Company adopted as of April 1, 2008, in cases where a market is not active.  The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values, and the impact was not material.

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

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

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

NOTE 4 –COMMITMENTS AND CONTINGENCIES

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

During August 2007, the Company filed an action against three of its former employees and a Florida corporation established by such employees in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida for certain claims including breach of contract, breach of fiduciary duty, misappropriations, tortuous interference with business relationships, civil conspiracy and violations of the Florida Uniform Trade Secrets Act and also requested a permanent injunction enjoining the employees from their continued

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

alleged wrongful conduct. The Company asserted in the complaint that certain former employees conspired to resign from the Company and then began to directly compete with the Company in the same territories and for the same customers by incorporating, selling products and recruiting employees for a direct competitor of the ours. On September 6, 2007, the defendants filed a counterclaim against us alleging that the Company breached employment contracts of two of the defendants and tortuously interfered with certain of the defendants business relationships. The Company intends to vigorously defend against the counterclaims. Management is unable to determine the outcome of the lawsuit at this time, or estimate the probability of prevailing in connection with the request for an injunction or on the merits of these claims.

California Sales Tax Audit

In January 2008, the Company was were notified by California’s Board of Equalization (the Board) of the Board’s intent to audit the business operations relating to sales of our products in California back to January 1, 2005. As of December 31, 2008 the Company has included in General and Administrative expenses, $654,128 in back sales tax, interest and penalty the Board has levied against the Company.  The Company still has the appeal process open to appeal the audit findings.

NOTE 5 - STOCK BASED COMPENSATION

In 2007, the Company adopted a Stock Incentive Plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to key employees, non-employee directors, consultants and others. The Plan authorized grants of options to purchase up to 4,000,000 shares of authorized but un-issued common stock. Stock options are granted with an exercise price not less than the stock’s fair market value at the date of grant. All stock options granted have terms not to exceed ten years. The number of shares granted, vesting period, and price per share are determined by the Board of Directors. Stock options generally vest over one to five years per vesting schedule. At March 31, 2009, there were 2,614,000 shares available for future grant under the Plan.

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

The compensation expense that has been recognized in the statements of operations for the Company’s stock option plans for the three months ended March 31, 2009 was $9,127 and March 31, 2008 was $53,602. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

Stock option activity under the Plan, relating to qualified and nonqualified options during the three months ended March 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value

Outstanding at December 31, 2008	1,386,000	$0.147	3.71	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(261,000)	$0.375	0.21	—
Expired	—	—	—	—
Outstanding at March 31, 2009	1,125,000	$0.094	4.52	—
Exercisable at March 31, 2009	20,000	$0.375	0.46	—

The total net fair value of stock options vested was $9,127 and $53,602 in the three months ended March 31, 2009 and March 31, 2008, respectively. As March 31, 2009, the total remaining unrecognized compensation cost related to unvested stock options was $57,473 and is expected to be recognized over a weighted average period of 4.03 years.

NOTE 6 - INCOME TAXES

As of March 31, 2009, there have been no material changes to our uncertain tax positions disclosures as provided in Note 7 of the December 31, 2008 Financial Statements in the 10-K filed with the Securities and Exchange Commission on May 15, 2009. We do not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2010.

NOTE 7 - SUBSEQUENT EVENTS

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

Item 2.

Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the operating results of PC Universe, Inc. (the “Company”, “we” and “our”) for the three months ended March 31, 2009 and March 31, 2008, respectively, and the financial condition of the Company at March 31, 2009. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as the Company’s financial statements for the year ended December 31, 2008 filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on May 15, 2009 (“2008 Annual Report”).

Forward-Looking Statements

Statements included in this Quarterly Report on Form 10-Q (“Quarterly Report”) that do not relate to present or historical conditions are called “forward-looking statements.” Such forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to: (i) our ability to identify and attract a suitable partner to consummate a business combination transaction, (ii) our ability to reach a settlement with the California Board of Equalization) and  (iii) our ability to successfully defend and/or settle outstanding legal proceedings.

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

Our Company

The Company has operated in recent years as a direct marketer and value-added reseller of IT products and services. Our customers have historically included businesses, consumers, educational institutions and local, state and federal governments in the United States. Our customers placed orders through our web sites, PCUniverse.com and PatriotPC.us, by calling a representative , through electronic communications such as e-mail, by fax, or through our revenue sharing arrangements such as our merchant web site on Amazon.com. Our products and services were marketed primarily through Internet marketing activities, a direct sales force, direct mail, e-mail marketing and our company web sites. On April 30, 2009, we completed the sale of substantially all of the assets comprising our web business to eMedia Management LLC.

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

On December 19, 2008, we entered into an asset purchase agreement (the “Purchase Agreement”) with eMedia Management LLC, a Delaware limited liability company (“eMedia” or the “Buyer”), whereby eMedia agreed to purchase and we agreed to sell substantially all of our assets (the “Assets”) comprising the web business of the Company (the “Asset Sale”). The Company’s web business includes the Company’s customized web stores for customers through Internet portals at www.pcuniverse.com and www.patriotpc.us.

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

Each of the Company’s co-chief executive officers, Mr. Gary Stern and Mr. Thomas M. Livia, the majority stockholders who voted in favor of the Asset Sale, executed consulting agreements with eMedia in connection with the Asset Sale on December 19, 2008, agreeing to provide consulting services to eMedia on an independent contractor basis. Subject to the terms of these consulting agreements, Messrs. Stern and Livia agreed to provide to eMedia certain consulting services to assist eMedia in the operation of the web business (the “Consulting Services”), including assistance and advice with respect to the web business, including, but not limited to: (i) managing relationships with existing clients; (ii) transition of ownership of the web business; and (iii) training of one or more employees of eMedia to perform the duties currently performed by the consultant with respect to the web business.

The consulting agreements provide that Mr. Livia and Mr. Stern be required to provide the Consulting Services for a minimum of twenty-five (25) hours and thirty-five (35) hours per week, respectively, during the respective sixty (60) day and six (6) month terms of the agreements. The consulting agreements are effective as of December 19, 2008, and will continue in full force and effect during their respective terms or until terminated in connection with the terms of the consulting agreements or due to the death or disability of the consultant.

With respect to Mr. Stern’s agreement, eMedia and the Company agreed to negotiate in good faith to extend the term for an additional six (6) month period starting on the first (1st) day after the expiration of the term; provided however, that the failure of eMedia to enter into an extension term would not give rise to a cause of action of any kind in favor of the consultant.

As compensation for the performance of the consulting services, eMedia will be required to pay to each of Mr. Stern and Mr. Livia aggregate amounts equal to $72,000 and $45,000, respectively, for the Consulting Services.

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

Following consummation of the Asset Sale, the Company has nominal operations and limited assets consisting of accounts receivable and minimal cash. Following the Asset Sale, management of the Company is seeking an operating company candidate for potential merger or share exchange or other reorganization of the Company.

Employees

As of March 31, 2009, we employed 2 part-time employees located at the Company’s current offices at 9605 Parkview Ave, Boca Raton, Florida 33428.

Neither of our employees are covered by a collective bargaining agreement.

Critical Accounting Policies

In Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our 2008 Annual Report, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our 2008 Annual Report.

Results of Operations

The Asset Sale transaction materially affected our reported sales and services as substantially all of the assets comprising our web business were sold.  Our current operations include only the winding down of business activities and contracts, and sale of the remaining nominal assets of the Company.  Following completion of the Asset Sale, the Company may be considered a “shell company” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (i.e., a company which has (i) no or nominal operations, and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents, or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets).

Comparison of Three Months Ended March 31, 2009 and 2008

Net Sales and Services. Net sales and services decreased 100.0% to approximately nil in the three months ended March 31, 2009 compared to $7.3 million in the three months ended March 31, 2008, due to an decrease in the volume of goods being sold primarily attributable to ceasing of operations and miscellaneous returns charged to revenues.

Gross Margin. Gross margin decreased to a loss of $31,000 in the three months ended March 31, 2009 compared to a gross profit of $587,000 in the three months ended March 31, 2008. Gross margin decreased due to the ceasing of operations.

Selling and Advertising Expenses. Selling and advertising expenses, which primarily consisted of salesperson and marketing salaries, decreased to $42,000 in the three months ended March 31, 2009 from $477,000 in the three months ended March 31, 2008 primarily due to decreased salesperson salaries and commissions and the ceasing of all marketing activities.

General and Administrative Expenses. General and administrative expenses, which primarily consisted of administration and officer expenses, and professional fees, decreased to $268,000 for the three months ended March 31, 2009 from $631,000 in the three months ended March 31, 2008. The changes in general and administrative expenses were due to the following:

•

Salaries, wages and benefits decreased $246,000 during the three months ended March 31, 2009 as compared to the prior year due to few employees stock based compensation.

•

Depreciation expense decreased $61,000 due to sale of the majority of fixed assets in the three months ended December 31, 2008.

•

Other operating expenses decreased $91,000 due to the Company ceasing operations.

Interest Expense. Interest expense decreased to approximately nil in the three months ended March 31, 2009, compared to $4,700 in the three months ended March 31, 2008. The interest expense was due to interest owed on the former outstanding capital leases.  All obligations under the capital leases were sold in the Asset Sale during 2008 or settled during the three months ended March 31, 2009.

Gain on sale of asset. Gain on sale of asset was for the sale of residual fixed assets that were fully depreciated.

Gain on debt settlements. The Company negotiated with several product and service providers to reduce the liability of the Company for $289,000.

Other Income. Other income decreased to $4,900 in the three months ended March 31, 2009, compared to $8,400 in the three months ended March 31, 2008 and consisted primarily of customers abandoning deposits.

Net Income (Loss). As a result of the foregoing, net loss for the three months ended March 31, 2009 was $8,000, or $0.00 per diluted share, as compared to a net loss of $519,000, or $0.01 per diluted share, for the three months ended March 31, 2008.

Inflation

We do not believe that inflation has had a material impact on our results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

Our total assets were $98,000 at March 31, 2009, of which all were current assets. As of March 31, 2009, we had cash and cash equivalents of $22,000 and had a working capital deficit of $1,298,000. The decrease in working capital is primarily a result of ceasing operations, accruing $655,000 for the California sales tax audit and the net operating loss the company experienced during the year ended December 31, 2008.

We measure liquidity as the sum of total cash. At March 31, 2009, our liquidity was $22,000.

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

The Company had no capital expenditures in 2009 and we anticipate no further spending for capital expenditures.

While we currently operate as a going concern, we have incurred significant losses since inception.  These factors, among others, raise substantial doubt about our ability to continue to operate as a going concern.

Cash Flows

Operating Activities: Net cash flow used in operating activities was $14,000 during the three months ended March 31, 2009 primarily due to a reduction of accounts payable and gains on debt settlements to product and service providers. Additionally, accounts receivable experienced a significant reduction in the three months ended March 31, 2009 due to a ceasing of operations and collecting from previous customers who were given payment terms.  At the end 2008, we no longer extend credit to any customers and remaining customer balances have been given to at a collections agency.

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

Investing Activities. No cash was used in investing activities in the three months ended March 31, 2009.

Net cash used in investing activities totaled $39,000 in the three months ended March 31, 2008 mainly for enhancements to our web properties.

Financing Activities. Net cash used by financing activities was $24,000 in the three months ended March 31, 2009, which primarily was comprised by the settlement on our remaining capital leases.

Net cash used in financing activities was $524,000 in the three months ended March 31, 2008, which was due to the reduction of available borrowings from $4,000,000 to $2,000,000 under our line of credit with IBM.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 4T.

Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Co-Principal Executive Officers and Principal Financial Officer, of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13 a-15(e).  Based upon that evaluation, the Co-Principal Executive Officers concluded that the Company’s disclosure controls and procedures are effective.

During the three months ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

During January 2008, we were notified by California’s Board of Equalization of the board’s intent to audit our business operations relating to sales of our products in California back to January 1, 2005.  The State of California taxing authorities completed their audit and have sent a Notice of Determination that the Company owes the California Board of Equalization $654,128 as of April 23, 2009.  As of March 31, 2009 we have accrued as General and Administrative expenses, $654,128 in back sales tax, interest and penalty the Board has levied against the Company.  The Company still has the appeal process open to appeal the audit findings.

During February 2009, we were notified by US Bank Corp of legal actions against us for certain non-payment of capital leases.  US Bank Corp has initiated legal proceedings against the Company in the State of Minnesota District Court County of Lyon Fifth Judicial District for amounts plus interest of approximately $68,000.

During April 2009, our landlord, Boca Industrial Park, Ltd., initiated legal proceedings against us in The Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, for non-payment of past due and future rent under the Company’s lease agreement totaling approximately $183,000.

Except as set forth above there have been no material developments in the previously reported legal proceedings during the period covered by this report.

Item 1A.

Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults upon Senior Securities.

None.

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

PC UNIVERSE, INC.

Date: May 20, 2009	By:	/s/ GARY STERN
Gary Stern, Chairman and Co-Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2009	By:	/s/ THOMAS M. LIVIA
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

21