Form 10-Q
period 2009-06-30
PC UNIVERSE INC
filed 2009-08-14
CIK 1124802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Accelerated filer ☐	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☑  No ☐

There were 43,592,383 shares of our Common Stock, par value $0.001 per share (the “Common Stock”), outstanding on August 13, 2009.

PC UNIVERSE, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

1

Balance Sheets June 30, 2009 (unaudited) and December 31, 2008

1

Statements of Operations Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

3

Statement of Stockholders’ Equity (Deficit) Six Months Ended June 30, 2009 (unaudited)

5

Statements of Cash Flows Six Months Ended June 30, 2009 and 2008 (unaudited)

6

Notes to Financial Statements (unaudited)

8

Item 2.    Management Discussion and Analysis of Financial Condition and Results of Operations

13

Item 4t.   Controls and Procedures

20

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

21

Item 1a.  Risk Factors

21

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

21

Item 3.    Defaults upon Senior Securities.

21

Item 4.    Submission of Matters to a Vote of Securityholders.

21

Item 5.    Other Information.

21

Item 6.    Exhibits

21

Signatures

22

Exhibit Index

23

Ex-31.1 Section 302 Certification of Co-Principal Executive Officer

Ex-31.2 Section 302 Certification of Co-Principal Executive Officer

Ex-31.3 Section 302 Certification of Principal Financial Officer

Ex-32 Section 906 Certification of Co-Principal Executive Officers and Principal Financial Officer

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

PC Universe, Inc.

BALANCE SHEETS

June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$5,990	$60,217
Accounts receivable
(net of allowance of $43,644 and $121,985 at June 30, 2009 and December 31, 2008, respectively)
	—	291,050
Other receivables	500	18,662
Prepaid expenses and deposits	5,005	47,855
Total current assets	11,495	417,784
PROPERTY AND EQUIPMENT, NET
Property and equipment	—	49,596
Less: accumulated depreciation and amortization	—	(49,596)
Property and equipment, net	—	—
Total assets	$11,495	$417,784

See accompanying notes to financial statements

PC Universe, Inc.

BALANCE SHEETS

June 30, 2009 and December 31, 2008

(Continued)

	June 30, 2009	December 31, 2008
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Capital lease obligation	$—	$21,101
Accounts payable	265,500	537,310
Accrued expenses	1,200,071	1,156,504
Total current liabilities	1,465,571	1,714,915
LONG-TERM DEBT
Capital lease obligation, less current portion	—	2,859
Total liabilities	1,465,571	1,717,774
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $.001 per share, 20,000,000 shares authorized, and no shares issued and outstanding
	—	—
Common Stock, par value $.001 per share, 200,000,000 shares authorized, issued and outstanding 43,592,383 and 43,592,383 shares, respectively

	43,592	43,592
Additional paid-in capital	2,488,432	2,475,528
Accumulated deficit	(3,986,100)	(3,819,110)
Total stockholders’ equity (deficit)	(1,454,075)	(1,299,990)
Total liabilities and stockholders’ equity (deficit)	$11,495	$417,784

See accompanying notes to financial statements

PC Universe, Inc.

STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2009 and 2008

	Three Months Ended
	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)

Sales and services, net of returns	$(117)	$6,374,547

Cost of sales and services	8	5,724,787

Gross margin	(125)	649,760

Selling and advertising expenses	10,041	388,499
Provision for doubtful accounts	(12,080)	(11,298)
General and administrative expenses	149,277	558,962

Total operating expenses	147,238	936,163

Loss from operations	(147,363)	(286,403)

Other income (expense)
Interest expense	(13,764)	(6,618)
Gain on sale of asset	—	26,448
Gain on settlement of debt	1,704	—
Miscellaneous income (expense)	3	(435)

Total other income, net	(12,057)	19,395

NET INCOME (LOSS)	$(159,420)	$(267,008)

Weighted average - number of common shares outstanding
Basic	43,592,383	38,617,754

Diluted	43,592,383	38,617,754

Net income (loss) per common share
Basic	$0.00	$(0.01)

Diluted	$0.00	$(0.01)

See accompanying notes to financial statements

PC Universe, Inc.

STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2009 and 2008

	Six Months Ended
	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)

Sales and services, net of returns	$(14,888)	$13,545,438

Cost of sales and services	15,820	12,308,755

Gross margin	(30,708)	1,236,683

Selling and advertising expenses	51,733	867,713
Provision for doubtful accounts	(47,101)	4,975
General and administrative expenses	417,388	1,167,096

Total operating expenses	422,020	2,039,784

Loss from operations	(452,728)	(803,101)

Other income (expense)
Interest expense	(13,952)	(11,328)
Gain on sale of asset	4,000	26,448
Gain on settlement of debt	290,788	—
Miscellaneous income	4,903	8,001

Total other income, net	285,739	23,122

NET INCOME (LOSS)	$(166,989)	$(785,780)

Weighted average - number of common shares outstanding
Basic	43,592,383	38,556,592

Diluted	43,592,383	38,556,592

Net income (loss) per common share
Basic	$0.00	$(0.02)

Diluted	$0.00	$(0.02)

See accompanying notes to financial statements

PC Universe, Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Six Months Ended June 30, 2009

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2008	—	$—	43,592,383	$43,592	$2,475,528	$(3,819,110)	$(1,299,990)

Stock option expense	—	—	—	—	12,904	—	12,904
Net loss	—	—	—	—	—	(166,989)	(166,989)

Balance, June 30, 2009	—	$—	43,592,383	$43,592	$2,488,432	$(3,986,100)	$(1,454,075)

See accompanying notes to financial statements

PC Universe, Inc.

STATEMENTS OF CASH FLOWS

Six Months ended June 30, 2009 and 2008

	Six Months Ended
	June 30,	June 30,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(166,989)	$(785,780)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	—	129,579
Gain on settlement of liabilities	(290,787)	—
Provision for doubtful accounts	(47,101)	12,894
Stock based compensation	12,904	78,983
Stock issued for services	—	20,500
(Increase) decrease in operating assets
Accounts receivable	338,151	(187,041)
Employee advances	—	862
Other receivables	13,157	34,626
Inventories	—	202,195
Prepaid expenses and deposits	47,855	(64,925)
Increase (decrease) in operating liabilities
Accounts payable	18,977	(259,143)
Accrued expenses	43,566	(217,916)
Deferred revenue	—	(9,725)
Customer deposits	—	(15,936)

Total adjustments	136,722	(275,047)

Net cash used in operating activities	(30,267)	(1,060,827)

See accompanying notes to financial statements

PC Universe, Inc.

STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2009 and 2008

	Six Months Ended
	June 30,	June 30,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from investing activities
Purchases of property and equipment	—	(103,772)
Proceeds from disposal of property and equipment, net	—	33,534

Net cash used in investing activities	—	(70,238)

Cash flows from financing activities
Repayment on capital lease obligations	(23,960)	(116,539)
Proceeds from revolving lines of credit	—	10,011,432
Repayments of revolving lines of credit	—	(10,379,364)

Net cash (used in) provided by financing activities	(23,960)	(484,471)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
	(54,227)	(1,615,537)

Cash and cash equivalents, beginning	60,217	2,040,029

Cash and cash equivalents, ending	$5,990	$424,492

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$11,249

See accompanying notes to financial statements

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The financial information included herein for the three and six month periods ended June 30, 2009 and 2008 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2008 is derived from the Annual Report on Form 10-K for the year ended December 31, 2008 of PC Universe, Inc., a Nevada corporation (“we,” “our” and the “Company”), as filed with the Securities Exchange Commission (“SEC”) on May 15, 2009. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The financial statements have been prepared assuming that the Company will continue as a going concern. During 2008 the Company had net losses and cash used in operations and its only line of credit with IBM which was financing its operations was terminated.  During the six months ended June 30, 2009 the Company used cash in operations. As of December 31, 2008, the Company had no financing arrangements to provide cash for operations. On December 19, 2008, the Company entered into an Asset Purchase Agreement with eMedia Management LLC (eMedia), whereby eMedia agreed to purchase and the Company agreed to sell substantially all of its assets comprising the web business of the Company including the Company’s customized web stores for customers through Internet portals at www.pcuniverse.com and www.patriotpc.us. The Company ceased all other operations other than activities to wind down the business. The transaction with eMedia closed on April 30, 2009.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates as of June 30, 2009 includes the allowance for doubtful accounts, the deferred taxes and valuation allowance on deferred tax assets and estimates of liabilities related to legal actions and sales tax assessments against the Company.

Concentrations of Credit Risk and Other Concentrations

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

We have excluded all outstanding stock options and warrants from the calculation of basic and diluted net loss per share because these securities are antidilutive for all years presented. Securities that could potentially dilute basic net loss per share in the future, and that were not included in the calculation of diluted net loss per share, are as follows:

	June 30,
	2009	2008
Outstanding stock options	1,025,000	880,000
Warrants	3,602,564	333,334
Total potential common shares excluded from diluted net loss per share computation	4,627,564	1,213,334

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

June 30, 2009

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment agreements with certain members of management. These agreements specify minimum annual salaries as well as objective-based performance bonus amounts to be paid over the next year.

Litigation

The Company is involved with litigation in the normal course of business.

The landlord for the Company's former corporate offices has filed a lawsuit against the Company, seeking damages of approximately $183,000. This potential amount has been fully accrued in a prior period. During June 2009, the landlord and the Company agreed on a settlement in full for a payment of $30,000, however the company does not have the cash to make the settlement effective. The full $183,000 remains accrued at June 30, 2009.

A leasing company has filed a lawsuit against the Company for approximately $68,000 of which amounts have been accrued as of December 31, 2008.

During August 2007, the Company filed an action against three of its former employees and a Florida corporation established by such employees in the Circuit Court of the Seventeenth Judicial Circuit in and for

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

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

NOTE 5 – STOCK BASED COMPENSATION

In 2007, the Company adopted a Stock Incentive Plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to key employees, non-employee directors, consultants and others. The Plan authorized grants of options to purchase up to 4,000,000 shares of authorized but un-issued common stock. Stock options are granted with an exercise price not less than the stock’s fair market value at the date of grant. All stock options granted have terms not to exceed ten years. The number of shares granted, vesting period, and price per share are determined by the Board of Directors. Stock options generally vest over one to five years per vesting schedule. At June 30, 2009, there were 2,975,000 shares available for future grant under the Plan.

Included in the Plan are options granted to our Board of Directors.  In 2007, the Company has granted options to purchase 75,000 shares to its Board of Directors.  In 2008, the Company granted options to purchase 25,000 shares to one new member of the Board of Directors. Of all the options granted to the Board, 25,000 remain vested and 75,000 were forfeited in June 2009.

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

The compensation expense that has been recognized in the statements of operations for the Company’s stock option plans for the three months ended June 30, 2009 was $3,776 and for the six months ended June 30, 2009 was $12,904. The compensation expense that has been recognized in the statements of operations for the Company’s stock option plans for the three months ended June 30, 2008 was $25,381 and for the six months ended June 30, 2008 was $78,983. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

PC Universe, Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

Stock option activity under the Plan, relating to qualified and nonqualified options during the six months ended June 30, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value

Outstanding at December 31, 2008	1,386,000	$0.147	3.71	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(361,000)	$0.359	1.50	—
Expired	—	—	—	—
Outstanding at June 30, 2009	1,025,000	$0.094	3.81	—
Exercisable at June 30, 2009	20,000	$0.375	0.46	—

The total net fair value of stock options vested was $12,904 and $78,983 in the six months ended June 30, 2009 and June 30, 2008, respectively. As June 30, 2009, the total remaining unrecognized compensation cost related to unvested stock options was $38,429 and is expected to be recognized over a weighted average period of 3.81 years.

NOTE 6 – INCOME TAXES

As of June 30, 2009, there have been no material changes to our uncertain tax positions disclosures as provided in Note 7 of the December 31, 2008 Financial Statements in the 10-K filed with the Securities and Exchange Commission on May 15, 2009. We do not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2010.

Item 2.

Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the operating results of PC Universe, Inc. (the “Company”, “we” and “our”) for the three and six months ended June 30, 2009 and June 30, 2008, respectively, and the financial condition of the Company at June 30, 2009. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as the Company’s financial statements for the year ended December 31, 2008 filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on May 15, 2009 (“2008 Annual Report”).

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

Employees

As of June 30, 2009, we employed 2 part-time employees located at the Company’s current offices at 9605 Parkview Ave, Boca Raton, Florida 33428.

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

Comparison of Three Months Ended June 30, 2009 and 2008

Net Sales and Services. Net sales and services decreased 100.0% to approximately nil in the three months ended June 30, 2009 compared to $6.4 million in the three months ended June 30, 2008, due to an decrease in the volume of goods being sold primarily attributable to ceasing of operations and miscellaneous returns charged to revenues.

Gross Margin. Gross margin decreased to a loss of nil in the three months ended June 30, 2009 compared to a gross profit of $650,000 in the three months ended June 30, 2008. Gross margin decreased due to the ceasing of operations.

Selling and Advertising Expenses. Selling and advertising expenses, which primarily consisted of salesperson and marketing salaries, decreased to $10,000 in the three months ended June 30, 2009 from $388,000 in the three months ended June 30, 2008 primarily due to decreased salesperson salaries and commissions and the ceasing of all marketing activities.

General and Administrative Expenses. General and administrative expenses, which primarily consisted of administration and officer expenses, and professional fees, decreased to $149,000 for the three months ended June 30, 2009 from $559,000 in the three months ended June 30, 2008. The changes in general and administrative expenses were due to the following:

•

Salaries, wages and benefits decreased $178,000 during the three months ended June 30, 2009 as compared to the prior year due to fewer employees.

•

Depreciation expense decreased $68,000 due to sale of the majority of fixed assets in the three months ended December 31, 2008.

•

Other operating expenses decreased $164,000 due to the Company ceasing operations.

Interest Expense. Interest expense increased to approximately $14,000 in the three months ended June 30, 2009, compared to $7,000 in the three months ended June 30, 2008. The interest expense in the three months ended June 30, 2009 is due to an accrual of interest for the State of California in back sales tax.  The interest expense in the three months ended June 30, 2008 was due to interest owed on the former outstanding capital leases. All obligations under the capital leases were sold in the Asset Sale during 2008 or settled during the three months ended March 31, 2009.

Gain on sale of asset. Gain on sale of asset was for the sale of an automobile in the three months ended June 30, 2008.

Net Income (Loss). As a result of the foregoing, net loss for the three months ended June 30, 2009 was $159,000, or $0.00 per diluted share, as compared to a net loss of $267,000, or $0.01 per diluted share, for the three months ended June 30, 2008.

Comparison of Six Months Ended June 30, 2009 and 2008

Net Sales and Services. Net sales and services decreased 100.0% to approximately nil in the six months ended June 30, 2009 compared to $13.6 million in the six months ended June 30, 2008, due to an decrease in the volume of goods being sold primarily attributable to ceasing of operations and miscellaneous returns charged to revenues.

Gross Margin. Gross margin decreased to a loss of $31,000 in the six months ended June 30, 2009 compared to a gross profit of $1,237,000 in the six months ended June 30, 2008. Gross margin decreased due to the ceasing of operations.

Selling and Advertising Expenses. Selling and advertising expenses, which primarily consisted of salesperson and marketing salaries, decreased to $52,000 in the six months ended June 30, 2009 from $867,000 in the six months ended June 30, 2008 primarily due to decreased salesperson salaries and commissions and the ceasing of all marketing activities.

General and Administrative Expenses. General and administrative expenses, which primarily consisted of administration and officer expenses, and professional fees, decreased to $417,000 for the six months ended June 30, 2009 from $1,167,000 in the six months ended June 30, 2008. The changes in general and administrative expenses were due to the following:

•

Salaries, wages and benefits decreased $426,000 during the six months ended June 30, 2009 as compared to the prior year due to fewer employees.

•

Depreciation expense decreased $130,000 due to sale of the majority of fixed assets in the three months ended December 31, 2008.

•

Other operating expenses decreased $194,000 due to the Company ceasing operations.

Interest Expense. Interest expense decreased to approximately $14,000 in the six months ended June 30, 2009, compared to $11,000 in the six months ended June 30, 2008. The interest expense in the six months ended June 30, 2009 is due to an accrual of interest for the State of California in back sales tax.  The interest expense in the six months ended June 30, 2008 was due to interest owed on the former outstanding capital leases.  All obligations under the capital leases were sold in the Asset Sale during 2008 or settled during the six months ended June 30, 2009.

Gain on sale of asset. Gain on sale of asset was for the sale of residual fixed assets that were fully depreciated.

Gain on debt settlements. The Company negotiated with several product and service providers to reduce the liability of the Company for $291,000.

Other Income. Other income decreased to $4,900 in the six months ended June 30, 2009, compared to $8,000 in the six months ended June 30, 2008 and consisted primarily of customers abandoning deposits.

Net Income (Loss). As a result of the foregoing, net loss for the six months ended June 30, 2009 was $167,000, or $0.00 per diluted share, as compared to a net loss of $786,000, or $0.02 per diluted share, for the six months ended June 30, 2008.

Inflation

We do not believe that inflation has had a material impact on our results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

Our total assets were $11,000 at June 30, 2009, of which all were current assets. As of June 30, 2009, we had cash and cash equivalents of $6,000 and had a working capital deficit of $1,454,000. The decrease in working capital is primarily a result of ceasing operations, accruing $665,000 for the California sales tax audit and the net operating loss the company experienced during the year ended December 31, 2008.

We measure liquidity as the sum of total cash. At June 30, 2009, our liquidity was $6,000.

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

Cash Flows

Operating Activities: Net cash flow used in operating activities was $30,000 during the three months ended June 30, 2009 primarily due to a reduction of accounts payable and gains on debt settlements to product and service providers. Additionally, accounts receivable experienced a significant reduction in the six months ended June 30, 2009 due to a ceasing of operations and collecting from previous customers who were given payment terms and establishment of an allowance on remaining balances. At the end 2008, we no longer extend credit to any customers and remaining customer balances have been given to at a collections agency.

Net cash flow used in operating activities was $1,061,000 during the six months ended June 30, 2008 primarily due to a pay-down of our accounts payable  and accrued expenses due to the timing of the invoiced due dates. Additionally, our inventory was significantly reduced in the six months ended June 30, 2008 due to holding less inventory for Océ North America and Eclypsis in our warehouse.

Investing Activities. No cash was used in investing activities in the six months ended June 30, 2009.

Net cash used in investing activities totaled $70,000 in the six months ended June 30, 2008 mainly for enhancements to our web properties.

Financing Activities. Net cash used by financing activities was $24,000 in the six months ended June 30, 2009, which primarily was comprised by the settlement on our remaining capital leases.

Net cash used in financing activities was $484,000 in the six months ended June 30, 2008, which was due to the reduction of available borrowings from $4,000,000 to $2,000,000 under our line of credit with IBM.

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

During the six months ended June 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

During January 2008, we were notified by California’s Board of Equalization of the board’s intent to audit our business operations relating to sales of our products in California back to January 1, 2005. The State of California taxing authorities completed their audit and have sent a Notice of Determination that the Company owes the California Board of Equalization $654,128 as of April 23, 2009. As of June 30, 2009 we have accrued as General and Administrative expenses, $665,911 in back sales tax, interest and penalty the Board has levied against the Company. The Company still has the appeal process open to appeal the audit findings.

During February 2009, we were notified by US Bank Corp of legal actions against us for certain non-payment of capital leases. US Bank Corp has initiated legal proceedings against the Company in the State of Minnesota District Court County of Lyon Fifth Judicial District for amounts plus interest of approximately $68,000.

During April 2009, our landlord, Boca Industrial Park, Ltd., initiated legal proceedings against us in The Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, for non-payment of past due and future rent under the Company’s lease agreement totaling approximately $183,000. During 2009 The landlord and the Company agreed on a settlement in full for a payment of $30,000, however, the company does not have the cash to make the settlement effective. The full $183,000 remains accrued at June 30, 2009

Except as set forth above there have been no material developments in the previously reported legal proceedings during the period covered by this report.

Item 1A.

Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security holders.

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

PC UNIVERSE, INC.

Date: August 14, 2009	By:	/s/ GARY STERN
Gary Stern, Chairman and Co-Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ THOMAS M. LIVIA
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

23